Form 10-Q
period 1997-09-30
CAPTEC NET LEASE REALTY INC
filed 1997-12-29
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       SEPTEMBER 30, 1997
                                                     ------------------

                                       OR

[    ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------   --------------------

Commission file number:                         333-34983
                                                ---------

                        CAPTEC NET LEASE REALTY, INC.
                        -----------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                                                            38-3368333
         --------                                                                            ----------
 (State or other jurisdiction                                                          (IRS Employer
 of incorporation or organization)                                                      Identification Number)

24 Frank Lloyd Wright Drive, Ann Arbor, Michigan                   48106
------------------------------------------------                   -----
(Address of principal executive offices)                           (Zip Code)

                                (313) 994-5505
                                --------------
                       (Registrant's telephone number)

                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes          No     X
    -------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the registrant's classes of common equity, as of December 19, 1997 (the latest practicable date).

Common Stock, $.01 par value                                                     9,508,108
----------------------------                                                     ---------
(Class)                                                                          (Number of shares)

Total number of pages: 19

                         CAPTEC NET LEASE REALTY, INC.

                                    CONTENTS


ITEM NO.                                                                         PAGE

PART I           FINANCIAL INFORMATION

1                Financial Statements:

                 Balance Sheet                                                      3
                 Statement of Operations                                            4
                 Statement of Changes in Stockholders' Equity                       5
                 Statement of Cash Flows                                            6
                 Notes to Financial Statements                                 7 - 12

2                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                13 - 17


PART II          OTHER INFORMATION

Other Information                                                                  18

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                                 BALANCE SHEET

                                                                                 September 30,         December 31,
                                                                                      1997               1996
                                                                                      ----               ----
                                                                                   (unaudited)
ASSETS
Cash and cash equivalents                                                       $     753,937       $  3,862,159

Investments:
   Properties subject to operating leases, net                                    109,373,946         70,175,031
   Loans to Affiliates, collateralized by mortgage loans                           12,143,038          9,101,714
   Impaired mortgage loans                                                            788,479          4,066,168
   Other loans                                                                        725,223            788,512
   Other loans, related party                                                         421,920            421,920
   Financing leases, net                                                            1,240,991          1,181,900
   General partner interests                                                               -                  -
                                                                               --------------      -------------
                 Total investments                                                124,693,597         85,735,245

Short-term loans to Affiliates                                                      5,636,901          6,637,537
Unbilled rent                                                                       1,815,720            622,354
Accounts receivable                                                                   466,581            135,451
Due from Affiliates                                                                        -             269,780
Other assets                                                                        1,057,453          1,351,954
                                                                               --------------      -------------

                 Total assets                                                   $ 134,424,189       $ 98,614,480
                                                                               --------------      -------------

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable                                                                $  78,439,040       $ 48,160,231
   Accounts payable                                                                   752,794            375,544
   Due to Affiliates                                                                  381,272                 -
   Federal income tax payable                                                         435,000            268,000
   Deferred income tax                                                                284,000            284,000
   Security deposits held on leases                                                   141,892            126,769
                                                                               --------------      -------------

                 Total liabilities                                                 80,433,998         49,214,544
                                                                               --------------      -------------

Redeemable preferred stock (mandatory redemption amount
   of $59,885,984 and $56,651,395)                                                 48,828,191         49,398,936
                                                                               --------------      -------------

Stockholders' Equity:
   Common stock; authorized: 40,000,000 shares; issued
     and outstanding: 980,330                                                           9,803              1,000
   Paid in capital                                                                  5,152,197                 -
                                                                               --------------      -------------

                 Total stockholders' equity                                         5,162,000              1,000
                                                                               --------------      -------------

                 Total liabilities & stockholders' equity                       $ 134,424,189       $ 98,614,480
                                                                               --------------      -------------

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                            STATEMENT OF OPERATIONS

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30                         September 30
                                                           ---------------------------------    -----------------------------
                                                               1997               1996            1997               1996
                                                               ----               ----            ----               ----
                                                                   (unaudited)                         (unaudited)
Revenue:
      Rental income                                       $  2,978,121         $ 1,391,826       $  7,974,798    $  3,003,920
      Interest income on loans to Affiliates                   179,130             392,949            522,745       1,297,506
      Interest income on investments                            97,424                   -            339,079               -
      Interest income on short-term loans to Affiliates        113,615              72,138            360,587         228,110
      Other                                                     84,617               7,018             81,170          14,176
                                                          -------------        -----------       ------------    ------------

                  Total revenue                              3,452,907           1,863,931          9,278,379       4,543,712
                                                          -------------        -----------       ------------    ------------

Expenses:
      Interest                                               1,712,025             583,423          4,419,226       1,006,539
      Management fees, Affiliates                              523,288             273,852          1,347,086         672,577
      General and administrative                               213,841             130,411            464,769         242,904
      Depreciation and amortization                            398,394             148,444          1,076,043         411,185
                                                          -------------        -----------       ------------    ------------

                  Total expenses                             2,847,548           1,136,130          7,307,124       2,333,205
                                                          -------------        -----------       ------------    ------------

                  Income before income tax                     605,359             727,801          1,971,255       2,210,507

Provision for income tax                                       206,000            (188,000)           167,000         184,000
                                                          -------------        -----------       ------------    ------------

                  Net income                                   399,359             915,801          1,804,255       2,026,507

Redeemable Preferred Stock dividend requirements:
      Paid dividends                                                 -           1,050,000          2,375,000       2,675,000
      Accrued dividends                                      1,875,000             825,000          3,250,000       2,950,000
                                                          -------------        -----------       ------------    ------------

                  Loss attributable to Common Stock       $ (1,475,641)        $  (959,199)      $ (3,820,745)   $ (3,598,493)
                                                          =============        ===========       ============    ============

                  Loss per common share                   $      (1.51)        $     (0.98)      $      (3.90)   $      (3.67)
                                                          =============        ===========       ============    ============

Weighted average number of common shares
      outstanding                                              980,330             980,330            980,330         980,330
                                                          =============        ===========       ============    ============

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (unaudited)

                                                                                                                 Total
                                                           Common            Paid-In          Retained        Stockholders'
                                                            Stock            Capital          Earnings           Equity
                                                            -----            -------          --------           ------
BALANCE, JANUARY 1, 1997                                    $ 1,000       $         -       $         -      $     1,000

Net income                                                        -                 -         1,804,255        1,804,255

Redeemable Preferred Stock dividends paid from
   retained earnings                                              -                 -        (1,804,255)      (1,804,255)

Common stock issued in merger and
   subsequent stock split, net                                3,186         5,157,814                 -        5,161,000

Adjustment to reflect $.01 per share par value of
   Advisors Michigan historical shares                        5,617            (5,617)                -                -
                                                          ----------      ------------      ------------     ------------

BALANCE, SEPTEMBER 30, 1997                                 $ 9,803       $ 5,152,197       $         -      $ 5,162,000
                                                          ----------      ------------      ------------     ------------

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)

                                                                        1997                     1996
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 1,804,255               $ 2,026,507
Adjustments to net income:
   Depreciation and amortization                                   1,076,043                   411,185
   Amortization of debt issuance costs                               393,750                   306,250
   Loss (gain) on sale of leased equipment                            58,688                    (7,018)
   Increase in unbilled rent                                      (1,193,366)                 (333,174)
   (Decrease) increase in receivables and other assets              (288,099)               (2,089,952)
   Increase in payables                                              925,522                   489,734
                                                                 -----------               -----------

   Net cash provided by operating activities                       2,776,793                   803,532
                                                                 -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of properties                                        (32,157,979)              (47,204,887)
Advances on loans to Affiliates, collateralized by
   mortgage loans                                                 (6,959,526)               (9,965,115)
Acquisition of other loans                                                -                   (800,000)
Acquisition of financing leases                                     (370,165)                 (405,619)
Advances on short-term loans to Affiliates                        (4,383,416)               (2,350,861)
Collections on short-term loans to Affiliates                      5,384,052                 1,932,170
Proceeds from the sale of leased equipment                           704,723                   830,000
Collections on loans to Affiliates, collateralized by
   mortgage loans                                                  3,918,202                13,932,438
Collection of principal on other loans                                63,289                     2,614
Collection of principal on financing leases                           (3,127)                       -
Change in lease security deposits                                     15,123                    38,775
                                                                 -----------               -----------

   Net cash used in investing activities                         (33,788,824)              (43,990,485)
                                                                 -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Redeemable Preferred Stock                  -                 10,000,000
Proceeds from the issuance of notes payable                       30,342,875                36,137,525
Organization and offering costs                                           -                   (600,000)
Debt issuance costs                                                       -                 (1,050,000)
Principal payments of notes payable                                  (64,066)                  (25,864)
Dividends paid on Redeemable Preferred Stock                      (2,375,000)               (2,675,000)
                                                                 -----------               -----------

   Net cash provided by financing activities                      27,903,809                41,786,661
                                                                 -----------               -----------

NET CASH FLOWS                                                    (3,108,222)               (1,400,292)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,862,159                 1,969,196
                                                                 -----------               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   753,937               $   568,904
                                                                 ============              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                        $ 3,837,033               $   518,220
                                                                 ============              ===========

   Cash paid for taxes                                           $        -                $        -
                                                                 ============              ===========

   Non-cash transfers:  From impaired mortgage loans to
      properties subject to operating leases                     $ 3,277,689               $        -
                                                                 ============              ===========

                         CAPTEC NET LEASE REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

      a.   MERGER:   Captec Net Lease Realty, Inc., a Michigan corporation,
      ("Net Lease Michigan") was formed in October 1994 for the purpose of investing in restaurant and retail real estate and commenced operations in February 1995. Captec Net Lease Realty Advisors, Inc., a Michigan corporation, ("Advisors Michigan") was formed in October 1994 for the purpose of providing certain advisory services to Net Lease Michigan and also commenced operations in February 1995. In connection with an initial public offering of common stock (which was completed in November
      1997), Captec Net Lease Realty, Inc., a Delaware corporation, ("Captec" or the "Company") was formed in August 1997 and Net Lease Michigan and Advisors Michigan were merged into the Company effective September 30, 1997 in exchange for 1,315,440 shares of Common Stock and 50,000 shares of Redeemable Preferred Stock. In October 1997, a reverse split of .745249 shares for each share of Common Stock was effected, resulting in 980,330 shares outstanding. The accompanying balance sheet as of September 30, 1997 accounts for the merger as a purchase of Net Lease Michigan by Advisors Michigan in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the cost of the acquisition was $5,161,000 (318,607 split adjusted shares issued to the shareholders of Advisors Michigan at an assumed fair value of $16.20) and the assets acquired and liabilities assumed of Net Lease Michigan were recorded at their estimated fair values (resulting in an increase to historical recorded value of properties subject to operating leases of $5,161,000). The 661,723 split adjusted shares issued to Advisors Michigan, as purchaser, were recorded at historical cost of $1,000. In addition, as the principal business activities of the continuing Company consist of the activities performed by Net Lease Michigan, Net Lease Michigan is deemed to be the "predecessor" company for financial reporting purposes and the accompanying balance sheet as of December 31, 1996 and the statements of operations and cash for the periods ended September 30, 1997 and 1996 are of Net Lease Michigan. All intercompany transactions between Net Lease Michigan and Advisors Michigan were eliminated in these financial statements.

      b.   UNAUDITED INTERIM FINANCIAL INFORMATION:   The balance sheet as of
      September 30, 1997 and the statements of operations and cash flows for the periods ended September 30, 1997 and 1996 have not been audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected herein. Results of operations for the interim periods are not necessarily indicative of results expected for the full year.

2.    PROPERTIES SUBJECT TO OPERATING LEASES:

      The Company's real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. Most leases also provide for one or more five year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties

                         CAPTEC NET LEASE REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


      from the Company at a predetermined price, generally only during stated window periods during the fifth to seventh lease years.

      The Company's investment in real estate includes capitalized acquisition and interest costs, which costs have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases as of September 30, 1997 is comprised of the following:

           Land                                                                   $     41,577,795
           Buildings and improvements                                                   64,516,288
           Construction draws on properties                                              4,844,635
                                                                                  ----------------
                                                                                       110,938,718
           Less accumulated depreciation                                               ( 1,564,772)
                                                                                  ----------------

           Total                                                                  $    109,373,946
                                                                                  ================

      The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease for all amounts advanced under construction draws.

3.    NOTES PAYABLE:

      In February 1996, the Company entered into a $100 million revolving credit agreement, which is used to provide funds for the acquisition of properties. Borrowings under the credit facility are collateralized by a first mortgage on the properties financed. The credit facility agreement requires monthly installments of interest only at LIBOR plus 2.318 percent. The credit facility expires on February 1998, at which time the Company may elect to extend the facility for one additional year, subject to the payment of an extension fee equal to 0.5 percent of the loan facility amount. In addition, the agreement provided for a commitment fee and closing expenses totaling $1,050,000, which were paid in February 1996 and capitalized in other assets. These capitalized fees and expenses are being amortized and treated as interest expense on a straight-line basis over the initial term of the facility. The credit facility agreement contains covenants which, among other restrictions, require the Company to maintain a capitalization, as defined in the agreement, of $40 million, liquid assets equal to the greater of $2 million or 5% of the outstanding borrowings under the credit facility, and a loan-to-value ratio of not more than 75% on the properties financed under the credit facility.

      In June 1997, the credit facility was increased to $150 million. Amounts borrowed under the credit facility totaled $76,207,975 as of September 30, 1997.

                         CAPTEC NET LEASE REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


      The Company has a note payable to a financial institution with a principal balance of $1,524,176 as of September 30, 1997. This note bears interest at a fixed rate of 9.85 percent per annum and is payable in equal monthly installments of $15,813, with a balloon payments for all remaining principal, approximately $1,350,000, due in June 2001. This note is collateralized by a first mortgage on one property.

      The Company has a note payable to a financial institution with a principal balance of $706,889 as of September 30, 1996. This note bears interest at a fixed rate of 10.35 percent per annum and is payable in equal monthly installments of $10,221, with a balloon payment for all remaining principal, approximately $603,000, due in October 1999. This note is collateralized by a first mortgage on two properties.

4.    INCOME TAX:

      The components of the provision for income tax for the nine months ended September 30, 1997 are as follows:

      Current                                                                      $       167,000
      Deferred                                                                                  -
                                                                                   ---------------
                                                                                   $       167,000
                                                                                   ===============

      The reconciliation of the federal income tax provision to the amount computed by applying the statutory federal income tax rate to income before federal income taxes for the nine months ended September 30, 1997 is summarized as follows:

      Federal income taxes at statutory rates                                      $       670,227
      Preferred stock dividends deducted as interest expense                             ( 503,227)
                                                                                   ---------------
                                                                                   $       167,000
                                                                                   ===============

      The provision for income taxes does not bear the usual relationship to pretax income for the nine months ended September 30, 1997 principally as a result of the treatment of dividends paid on the Redeemable Preferred Stock as deductible for interest expense for income tax purposes. If deduction for interest is challenged by the Internal Revenue Service, the Company could be assessed and ultimately required to pay income and withholding taxes aggregating up to approximately $3,400,000 for deductions taken through September 30, 1997. The Company has provided an allowance, consisting of currently payable taxes and a valuation allowance on deferred taxes, of approximately $875,000 through September 30, 1997 to reflect its estimate of the minimum settlement of this matter, should a claim be asserted by the Internal Revenue Service. There is no assurance that if any claim is asserted, it could be settled for the amounts provided as of September 30, 1997 or any amount less than the aggregate amounts.

                         CAPTEC NET LEASE REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


      5.         PRO FORMA FINANCIAL STATEMENTS:

      The following pro forma balance sheet as of September 30, 1997 and pro forma statements of operations for the periods ended September 30, 1997 and 1996 have been prepared to reflect the transactions and adjustments related to the Company's initial public offering (the "Offering"), which transactions and adjustments are described in detail in the pro forma financial statements contained in the Prospectus dated November 13, 1997. The pro forma financial information is based on the historical financial statements contained herein and should be read in conjunction with those financial statements and the other notes thereto. The pro forma balance sheet was prepared as if transactions related to the Offering and the application of proceeds therefrom occurred on September 30, 1997. The pro forma statements of operations were prepared as if transactions related to the Offering and the application of proceeds therefrom occurred on January 1, 1996. The pro forma financial information is not audited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated on the dates described, nor does it purport to represent the Company's future financial position or results of operations.

                         CAPTEC NET LEASE REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                     ------

                       UNAUDITED PRO FORMA BALANCE SHEET
                               SEPTEMBER 30, 1997

                                                                                    Pro Forma
                                                                   Historical       Adjustments         Pro Forma
                                                                   ----------       -----------         ---------
ASSETS
Cash and cash equivalents                                       $     753,937       $  3,779,976        $   4,533,913

Investments:

   Properties subject to operating leases, net                    109,373,946                  -          109,373,946
   Loans to Affiliates, collateralized by mortgage loans           12,143,038                  -           12,143,038
   Impaired mortgage loans                                            788,479                  -              788,479
   Other loans                                                        725,223                  -              725,223
   Other loans, related party                                         421,920                  -              421,920
   Financing leases, net                                            1,240,991                  -            1,240,991
   General partner interests                                               -           3,315,000            3,315,000
                                                               ---------------      -------------       -------------
                 Total investments                                124,693,597          3,315,000          128,008,597

Short-term loans to Affiliates                                      5,636,901         (3,000,000)           2,636,901
Unbilled rent                                                       1,815,720                  -            1,815,720
Accounts receivable                                                   466,581                  -              466,581
Other assets                                                        1,057,453                  -            1,057,453
                                                               ---------------      -------------       -------------

                 Total assets                                   $ 134,424,189       $  4,094,976        $ 138,519,165
                                                                --------------      -------------       -------------


LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                $  78,439,040       $(78,439,040)       $           -
   Accounts payable                                                   752,794                  -              752,794
   Due to Affiliates                                                  381,272                  -              381,272
   Federal income tax payable                                         435,000            284,000              719,000
   Deferred income tax                                                284,000           (284,000)                   -
   Security deposits held on leases                                   141,892                  -              141,892
                                                               ---------------      -------------       -------------

                 Total liabilities                                 80,433,998        (78,439,040)           1,994,958
                                                               ---------------      -------------       -------------

Redeemable preferred stock (mandatory redemption amount
   of $59,885,984)                                                 48,828,191        (48,828,191)                   -
                                                               ---------------      -------------       -------------

Stockholders' Equity:

   Common stock, $.01 par value; authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                          9,803             85,278               95,081
   Paid in capital                                                  5,152,197        131,276,929          136,429,126
                                                               ---------------      -------------       -------------

                 Total stockholders' equity                         5,162,000         82,534,016          136,524,207
                                                               ---------------      -------------       -------------

                 Total liabilities & stockholders' equity       $ 134,424,189       $  4,094,976        $ 138,519,165
                                                                --------------      -------------       -------------



Pro Forma information reported above is presented in accordance with the methods utilized in the pro forma financial statements included in the Company's Prospectus dated November 13, 1997, as discussed in the footnotes thereto.

                         CAPTEC NET LEASE REALTY, INC.

                                     ------

                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30                          September 30

                                                             1997            1996                 1997             1996
                                                             ----            ----                 ----             ----
Revenue:
      Rental income                                         $ 2,978,121     $ 1,391,826        $ 7,974,798      $ 3,003,920
      Interest income on loans to Affiliates                    179,130         392,949            522,745        1,297,506
      Interest income on investments                             97,424               -            339,079                -
      Interest income on short-term loans to Affiliates         113,615          72,138            360,587          228,110
      Other                                                     237,617         140,018            385,170          348,176
                                                            -----------     -----------        -----------      -----------

               Total revenue                                  3,605,907       1,996,931          9,582,379        4,877,712
                                                            -----------     -----------        -----------      -----------

Expenses:
      Interest                                                        -               -                  -                -
      Management fees, Affiliates                               172,000          82,000            450,000          202,000
      General and administrative                                278,841         279,811            838,444          838,904
      Depreciation and amortization                             430,394         180,444          1,172,043          507,185
                                                            -----------     -----------        -----------      -----------

               Total expenses                                   881,235         542,255          2,460,487        1,548,089
                                                            -----------     -----------        -----------      -----------

               Net income                                   $ 2,724,672     $ 1,454,676        $ 7,121,892      $ 3,329,623
                                                            -----------     -----------        -----------      -----------

               Net Income per share                         $      0.29     $      0.15        $      0.75      $      0.35
                                                            -----------     -----------        -----------      -----------


               Depreciation and amortization                    430,394         180,444          1,172,043          507,185
                                                            -----------     -----------        -----------      -----------

               FFO                                          $ 3,155,066     $ 1,635,120        $ 8,293,935      $ 3,836,808
                                                            -----------     -----------        -----------      -----------

               FFO per share                                $      0.33     $      0.17        $      0.87      $      0.40
                                                            -----------     -----------        -----------      -----------


               Net effect of straight-line rents                395,765         154,645          1,193,366          333,174
                                                            -----------     -----------        -----------      -----------

               FAD                                          $ 2,759,301     $ 1,480,475        $ 7,100,569      $ 3,503,634
                                                            -----------     -----------        -----------      -----------

               FAD per share                                $      0.29     $      0.16        $      0.75      $      0.37
                                                            -----------     -----------        -----------      -----------


               Weighted average shares outstanding            9,508,108       9,508,108          9,508,108        9,508,108
                                                            -----------     -----------        -----------      -----------



Pro Forma information reported above is presented in accordance with the methods utilized in the pro forma financial statements included in the Company's Prospectus dated November 13, 1997, as discussed in the footnotes thereto.

                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Captec Net Lease Realty, Inc. ("Captec" or the "Company") acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. Triple-net leases generally impose on the lessee all of the obligations of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's leases typically provide for minimum rent plus specified fixed periodic rent increases or, in certain limited circumstances, indexation to CPI and/or percentage rent. As of September 30, 1997, Captec owned 83 properties, located in 26 states, subject to long-term net leases with 39 different tenants operating 26 restaurant and retail concepts. The Company completed an initial public offering (the "Offering") of 8,000,000 shares of its common stock in November 1997. In conjunction with the Offering, the Company intends to qualify as a real estate investment trust ("REIT").

The following discussions should be read in conjunction with the historical and pro forma financial statements appearing elsewhere in this report. The historical financial data include certain interest, general and administrative and income tax expenses which will not be incurred by the Company after the Offering which are excluded from the pro forma financial data. Conversely, the historical financial data does not include certain revenues from two affiliated partnerships (the "Affiliated Partnerships") which are being purchased by the Company in conjunction with the Offering which are included in the pro forma financial data.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997. During the three months ended September 30, 1997 (the "Quarter"), total revenue increased 85% to $3.4 million as compared to $1.9 million for the comparable quarter of 1996 (the "1996 Quarter"). Rental revenue increased 114% to $3.0 million for the Quarter as compared to $1.4 million for the 1996 Quarter. The increase in rental revenue resulted principally from the acquisition of 25 net leased properties and the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Interest income on investments, including interest income on loans to Affiliates, decreased by 16% to $390,000 for the Quarter as compared to $465,000 for the 1996 Quarter, as the Company's other investments and short-term loans declined.

Interest expense increased by 193% to $1.7 million for the Quarter as compared to $583,000 for the 1996 Quarter. The increase was primarily due to interest on $41.5 million of additional debt used to fund the acquisition of properties which was incurred during the twelve months ended September 30, 1997, as well
as a full period of interest on debt incurred in prior periods.   General and
administrative expenses, including management fees to Affiliates, increased 82% to $737,000 for the Quarter as compared to $404,000 for the 1996 Quarter, primarily due to an increase in management fees paid to Affiliates. Depreciation and amortization increased 169% to $398,000 for the Quarter as compared to $148,000 for the 1996 Quarter, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods.

Since the Company has not historically been a REIT, a provision for income tax has been recorded. The provision for income tax does not bear the usual relationship to pretax income as a result of the treatment of dividends paid on the redeemable preferred stock as deductible interest expense for tax purposes. See Note 4 to the Financial Statements. The provision for income tax for the Quarter reflects an expense of $206,000 as compared with a credit of $188,000 for the 1996 Quarter.

As a result of the foregoing, the Company's net income before income tax declined 17% to $605,000 for the Quarter as compared to $728,000 for the 1996 Quarter. Most notably, the Company's high level of borrowings prior to the Offering and the higher management fee structure, prior to the application of the new advisory fee agreements which took effect after the end of the Quarter, exceeded the increases in revenues. Similarly, the Company's net income prior to preferred stock dividend requirements declined 56% to $399,000 for the Quarter as compared to $916,000 for the 1996 Quarter, as further impacted by the provision for income tax.

NINE MONTHS ENDED SEPTEMBER 30, 1997. During the nine months ended September 30, 1997 ("1997"), total revenue increased 104% to $9.3 million as compared to $4.5 million for the comparable nine month period of 1996 ("1996"). Rental revenue increased 166% to $8.0 million for 1997 as compared to $3.0 million for 1996. The increase in rental revenue resulted principally from the acquisition of 25 net leased properties and the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Interest income on investments, including interest income on loans to Affiliates, decreased by 20% to $1.2 million for 1997 as compared to $1.5 million for 1996, as the Company's other investments and short-term loans declined.

Interest expense increased by 339% to $4.4 million for 1997 as compared to $1.0 million for 1996. The increase was primarily due to interest on $41.5 million of additional debt used to fund the acquisition of properties which was incurred during the twelve months ended September 30, 1997, as well as a full
period of interest on debt incurred in prior periods.   General and
administrative expenses, including management fees to Affiliates, increased 98% to $1.8 million for 1997 as compared to $915,000 for 1996, primarily due to an increase in management fees paid to Affiliates. Depreciation and amortization increased 162% to $1.1 million for 1997 as compared to $411,000 for 1996, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods. The provision for income tax decreased by 9% to $167,000 for 1997 as compared to $184,000 for 1996, as a result in the decrease in income before income tax.

As a result of the foregoing, the Company's net income before income tax declined 11% to $2.0 million for 1997 as compared to $2.2 million for 1996, and net income prior to preferred stock dividend requirements declined 11% to $1.8 million for 1997 as compared to $2.0 million for 1996.

PRO FORMA RESULTS OF OPERATIONS

Pro forma net income was $2.7 million for the Quarter, compared to $1.5 million for the 1996 Quarter, or an increase of 87%. Pro forma net income was $7.1 million for 1997, compared to $3.3 million for 1996, or an increase of 114%. Pro forma revenue increased by $153,000 and $304,000 for the Quarter and for 1997, respectively, as a result of the inclusion of revenues from the Affiliated Partnerships. Pro forma expenses declined by $2.0 million and $4.8 million for the Quarter and for 1997, respectively, as a result of: (i) the elimination of interest expense based on repayment of the entire outstanding balance of the notes payable; (ii) a reduction in management fees to conform with the terms of the new advisory agreement negotiated in conjunction with the Offering; and (iii) elimination of the provision for income tax based upon the intent of the Company to qualify as a REIT, the aggregate effects of which were offset in part by an increase in general and administrative expenses to reflect the commencement of salaries and benefits and other incremental costs related to operating as a public REIT and an increase in depreciation expense to reflect the increase in recorded values of properties subject to operating leases. The pro forma adjustments were assumed to have occurred on January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions have typically been funded out of proceeds from equity offerings and its credit facility. The Company expects to meet its long-term liquidity requirements (principally property development and acquisition and scheduled debt maturities) through a variety of future sources of capital, including long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities.

The Company's leases generally provide for specified periodic rent increases including fixed increase amounts, and in limited circumstances indexation to CPI and/or percentage rent. In addition, most of the Company's leases require the lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its properties.

At September 30, 1997, the Company had cash and cash equivalents of $754,000 and $73.8 million available on its credit facility. Furthermore, on a pro forma basis cash and cash equivalents increased to $4.5 million and the entire $150 million was available on its credit facility. For the nine month period ended September 30, 1997, the Company generated cash from operations of $2.8 million as compared to $804,000 in 1996. Cash generated from operations provides funds for distributions to shareholders in the form of quarterly dividends. Any excess cash from operations may also be used for investment in properties.

INITIAL PUBLIC OFFERING.   At September 30, 1997, the Company was in
registration for the Offering, which was subsequently completed on November 14, 1997. In the Offering the Company sold 8 million common shares at a price of $18 per share. Net proceeds from the offering totaled $132.9 million, after underwriting commissions and offering expenses. The Company has used the net proceeds of the Offering to repay $80.1 million of its existing notes payable and to redeem $40.5 million of the redeemable preferred stock and pay $10.9 million of accrued dividends thereon. The remaining $9.5 million of redeemable preferred stock was exchanged for 527,778 shares of common stock.

CREDIT FACILITY.   At September 30, 1997, on a pro forma basis assuming
completion of the Offering, the Company had no debt outstanding. After completion of the Offering, the Company had outstanding $17.7 million of borrowings under its $150.0 million credit facility. The Company expects that the credit facility will primarily be used to acquire properties, although up to $5.0 million may be borrowed to make dividend payments. The credit facility is secured by a first lien on properties and other assets financed thereunder. Upon completion of the Offering, the interest rate on the credit facility was reduced from LIBOR plus 2.32% to LIBOR plus 1.75%. Furthermore, the Company was granted the right to extend the expiration date of the credit facility from February 26, 1998 to November 1999. During the term of the credit facility, the Company is required to make monthly payments of interest only, and the credit facility may be prepaid without premium or penalty at any time provided that certain conditions of the credit facility are met. The Company may also be required to make principal payments in order to maintain certain ratios between the Company's aggregate indebtedness under the credit facility and the value of the collateral pledged as security for the credit facility. The credit facility imposes certain limitations upon the Company's ability to incur additional financing.

The credit facility will expire in November 1999 (assuming extension of the expiration date as described above), at which time the entire outstanding balance of the credit facility will mature. At that time, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

PROPERTY ACQUISITIONS AND COMMITMENTS.   During the Quarter, the Company
acquired $8.5 million of completed properties and the balance of investments in properties under construction declined $2.2 million, resulting in a net increase in investments in properties of $6.3 million. For 1997 the Company acquired $36.3 million of completed properties and the balance of investments in properties under construction declined $1.2 million, resulting in a net increase in investments in properties of $35.1 million.

As of September 30, 1997 the Company had entered into commitments to acquire 68 properties totaling $100 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. On a pro forma basis, the Company had availability under its credit facility to meet the entire funding obligation under these commitments.

In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. Property acquisition commitments arising out of these negotiations are expected to generate the primary demand for additional capital in the future.

DIVIDENDS.   The Company has historically paid quarterly dividends on its redeemable preferred stock. In anticipation of the Offering, the Company did not make any preferred stock dividend payments during the Quarter. After payment of the accrued preferred stock dividends and the redemption and exchange of the Company's outstanding redeemable preferred stock out of the proceeds of the Offering, the Company's preferred stock dividend requirement has been eliminated.

Subsequent to the completion of the Offering, the Company intends to pay a regular quarterly dividend on its common stock of $.375 per share (which if annualized would be $1.50 per share). The first quarterly dividend will be paid with respect to the quarter ended December 31, 1997, which dividend will be paid on a pro rata basis for that portion of the quarter in which the common shares have been outstanding. The Company expects to pay these dividends from cash available for distributions, which the Company believes will exceed historical cash available for distributions due to the reduction in debt service and preferred stock dividend requirements, the decrease in advisory fee rates and other factors indicated in the pro forma results of operations, as well as the anticipated growth of the portfolio of net leased properties. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.   None.

ITEM 2.    CHANGES IN SECURITIES.   None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

ITEM 5.    OTHER INFORMATION.   None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                Exhibit 27.1   Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAPTEC NET LEASE REALTY, INC.



December 26, 1997                By:     /w/ Patrick L. Beach
                                         --------------------------------------
                                         Patrick L. Beach
                                         Chief Executive Officer and President

December 26, 1997                By:     /w/ W. Ross Martin
                                         --------------------------------------
                                         W. Ross Martin
                                         Chief Financial Officer and
                                         Executive Vice President