Form 10-K
period 1997-12-31
CAPTEC NET LEASE REALTY INC
filed 1998-03-31
CIK 1045281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1997              Commission file number
                                                                 1045281

                         CAPTEC NET LEASE REALTY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                   38-3368333
                --------                                   ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      24 Frank Lloyd Wright Drive
      ---------------------------
          Ann Arbor, Michigan                                 48106
          -------------------                                 -----
(Address of Principal Executive Office)                     (Zip Code)


                                 (313)994-5505
                                 -------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Class                                Name of Exchange on Which Registered
            --------------                                ------------------------------------

Common Stock, par value $.01 per share                       NASDAQ National Market System


       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes [x] no [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

               $150,168,960 based on the average bid price of the
                         Common Stock on March 17, 1998

         The number shares of Common Stock, par value $.01 per share, outstanding as of March 17, 1998: 9,508,108

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998, into Part III, Items 10, 11, 12, and 13.

                                     PART I

ITEM 1.  BUSINESS

         Captec Net Lease Realty, Inc. (the "Company"), which operates as a real estate investment trust ("REIT"), acquires, develops and owns high-quality freestanding properties leased principally on a long-term triple-net basis to national and regional chain and franchised restaurants, retailers and automobile dealers (the "Lessees"). The Company was incorporated in Delaware in August 1997. In September 1997, Captec Net Lease Realty, Inc., a Michigan corporation ("Net Lease Michigan"), and Captec Net Lease Realty Advisors, Inc., a Michigan corporation ("Advisors Michigan"), were merged into the Company. Net Lease Michigan and Advisors Michigan each were incorporated in Michigan in October 1994 and commenced operations in February 1995. Prior to being merged into the Company, Net Lease Michigan was engaged in substantially the same business as the Company and Advisors Michigan was engaged in the business of providing management, investment and financial advisory services to Net Lease Michigan. The Company completed its initial public offering (the "Offering") of 8,000,000 shares of its par value $.01 per share common stock (the "Common Stock") in November 1997.

         As of December 31, 1997, the Company had a portfolio of 112 properties (the "Existing Properties") located in 29 states, with a cost basis of $153.4 million. The Existing Properties are leased to 39 operators of 23 distinct restaurant concepts such as Applebee's, Arby's and Denny's; 9 retailers such as Athlete's Foot, Blockbuster Video and Michael's Crafts; and 2 automotive dealers operating under the BMW and Nissan brands. The restaurant, retail and automobile dealership markets represented approximately 70.0%, 23.0% and 7.0%, respectively, of the current minimum annual rent from the Existing Properties. In addition, as of December 31, 1997, the Company had agreements for the acquisition of 43 properties (23 restaurant properties and 20 retail properties) (the "Acquisition Properties") located in 14 states for an aggregate cost of approximately $74.8 million, which the Company expects to be substantially completed during 1998. The restaurant and retail markets represented approximately 45.0% and 55.0%, respectively, of the estimated cost of the Acquisition Properties. All of the Acquisition Properties will be newly constructed at the time of acquisition. The Acquisition Properties will expand the Company's portfolio and further diversify its property, concept and Lessee base to include operators of Office Depot, Taco Bell, Rite Aid and Tony Roma's. As of December 31, 1997, the Company also had agreements to acquire the general partnership interests of two affiliated limited partnerships (the "Affiliated Partnerships") engaged in substantially the same business as the Company.

         The Company generally acquires properties from operators or developers in locations which have exhibited growth in retail sales and population. Upon acquiring a property, the Company normally enters into a long-term triple-net lease (a "Lease" and collectively the "Leases") typically for a 15- to 20- year term (plus one or more five-year renewal options) with the Lessee which will operate the property. Under the terms of a typical Lease, the Lessee is responsible for all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance. The Leases generally provide for minimum rent plus specified fixed periodic rent increases or, in limited circumstances, indexation to the Consumer Price Index ("CPI") and/or percentage rent. The Company believes that the structure of its Leases provides steady, periodically escalating long-term cash flow while reducing operating expenses and capital costs, and that its underwriting standards reduce the risk of Lessee default or non-renewal.

         The Company's executive officers and directors have extensive experience in the acquisition, development and ownership of net leased properties, particularly for restaurant and retail operations, and have served in senior positions with large restaurant franchisees, retailers and real estate companies. The Company's executive officers have substantial experience in the franchise and retail finance industry and have been primarily responsible for the Company's acquisition, development and leasing of the Existing Properties and agreements to acquire the Acquisition Properties.

         THE ADVISOR. The Company has retained Captec Net Lease Realty Advisors, Inc. (the "Captec Advisors"), an affiliate, which, together with Captec Financial Group, Inc. ("Captec Financial"), an affiliate (Captec Advisors and Captec Financial collectively referred to herein as the "Advisor"), manages the operations of the Company and provides it with investment and financial advisory services pertaining primarily to the acquisition, development and leasing of properties. Captec Financial and its affiliates provide a diverse line of financing products to the franchise and chain restaurant, retail and automobile dealership industries including equipment leases, mortgage and acquisition loans, construction and development financing and private equity financing. Since 1981, Captec Financial and its affiliates have developed substantial expertise in all aspects of the franchise, chain restaurant and specialty retail finance business, including business concept, property and lessee underwriting, property acquisition, lessee credit analysis and monitoring, direct marketing, portfolio management, accounting and other administrative functions. As of December 1997, Captec Financial had over 65 employees, including a senior management team with substantial direct industry experience.

         Subject to the direction of the Board of Directors, the Advisor's responsibilities include (i) selecting restaurant and automobile dealership properties for acquisition, formulating and evaluating the terms of each proposed acquisition, and arranging for the acquisition of properties by the Company; (ii) identifying potential Lessees for the restaurant and automobile dealership properties and formulating, evaluating and negotiating the terms of Leases; (iii) negotiating the terms of any borrowing; (iv) performing credit analyses of prospective Lessees; (v) conducting legal and business diligence and overseeing the preparation of all legal documentation for the development and leasing of all properties; and (vi) identifying properties for sale consistent with the Company's investment objectives and prevailing economic conditions. The Advisor also provides all necessary and customary billing and administrative functions with respect to the Leases; takes all actions necessary to cause the Company to comply with all applicable laws and regulations; prepares reports to stockholders and materials for stockholders meetings; prepares and delivers to the Company periodic financial statements; promptly notifies the Company upon the occurrence of certain events including defaults under the Leases; and performs such other administrative and managerial functions as may be requested by the Company.

         Captec Advisors renders advisory, management and other services to the Company pursuant to an Advisory Agreement (the "Advisory Agreement"). See Note 11 to the Financial Statements included with this Form 10-K for a description of the compensation paid to Captec Advisors pursuant to the Advisory Agreement. The Advisory Agreement expires on December 31, 1998, subject to successive, automatic one-year renewals unless terminated by either party at the conclusion of the then-applicable term, upon 90 days prior written notice. Captec Financial provides to Captec Advisors certain of the services required by the Advisory Agreement for which it is compensated by Captec Advisors.

         GROWTH STRATEGY. The Company seeks to maximize returns to stockholders by increasing cash flow per share and the value of its property portfolio. The Company believes it can achieve these objectives primarily by acquiring additional properties and structuring Leases on advantageous terms. The Company actively pursues acquisition opportunities, generating numerous acquisition proposals leading to acquisition commitments such as for the Acquisition Properties. The Company's principal growth strategies include:

         Acquisitions from Operators. The Company purchases properties from, and enters into Leases with, creditworthy multi-unit operators of national and regional chain and franchised restaurants, multi-unit automobile dealerships and retailers. The Company makes such acquisitions when it can achieve escalating revenue and targeted returns on its investment through base rent and periodic rent increases. Occasionally, the Company purchases from an operator a property undergoing development subject to a Lease which commences upon completion of construction. In those circumstances, the Lease is executed at the time the land is purchased and is structured to provide the Company with rates of return based upon the Company's total acquisition cost.

         In 1997, the Company completed its first acquisitions of automobile dealership properties. Subsequently, the Company intensified its efforts to fulfill a growing need for capital and liquidity in the automobile dealership industry. In so doing, the Company expects to leverage its knowledge of franchise and retail businesses and its experience of financing industries undergoing changing dynamics. Consolidation of smaller and lesser capitalized dealerships, increasing demand for inter-generational ownership transfers and the manufacturers' focus on upgrading dealership facilities are major factors which the Company expects to create a significant need for capital in this industry for the foreseeable future.

         Acquisitions from Developers. The Company selectively acquires primarily retail properties from developers prior to the completion of the development process but subsequent to execution of a Lease with the property's operator. By acquiring a property during construction, and assuming certain development risks (principally of completion), the Company seeks to obtain a more favorable purchase price, thereby enhancing its overall return. In limited circumstances, the Company forms joint ventures with developers to combine the capital resources of the Company with the developer's capability and property supply. In these joint ventures the Company typically provides some or all of the development capital in return for a market rate of return plus a share of development profits. Upon completion of development, the Company may acquire some or all of the property from the joint venture with the objective of obtaining a higher return than otherwise is realized when acquiring a developed property.

         Acquisition Structuring. The Company intends to maintain significant flexibility with respect to the form of its acquisitions, including through tax-advantaged partnership structures to attract tax-motivated sellers. The sellers may be offered interests in the ventures which are convertible into, or exchangeable for, shares of Common Stock or otherwise allow the seller to participate in the financial growth of the Company.

         Although the Company has no present intention of doing so, the Company may in the future acquire all or substantially all of the securities of other REITs or similar entities when such investments would be consistent with the Company's investment objectives.

         Increases in Revenues and Operating Margins. The Company will seek to enhance the financial performance of its portfolio primarily through increasing cash flows, maintaining high Lessee retention and aggressively managing operating expenses and borrowing costs. To provide cash flow growth, the Company's Leases require fixed periodic increases in rents over the term of the Lease, indexation to the CPI and/or percentage rent. The Company believes that as its portfolio grows, it will realize additional operating efficiencies and benefit from its underwriting policies which are designed to minimize defaults and non-renewals.

         COMPETITION. The restaurant and retail chain finance industry is fragmented and characterized by intense competition. Although the Company competes with other restaurant and retail finance companies (some of which are REITs), commercial banks, other financial institutions and certain franchisors which offer financing services directly to their franchisees (and some of which have substantially greater financial resources for investments), the Company believes that it has several key competitive advantages that enable it to compete favorably for property acquisitions.

         The Company, in tandem with Captec Financial, "banks" the chain restaurant industry, meaning that the Company is dedicated to the industry for the long-term and is in a position to meet most of the chain restaurant operator's financing needs on a "one-stop shopping" basis. To execute this strategy, the Company and Captec Financial have strategically developed diversified financing products and a relationship-based marketing strategy founded upon the value of building long-term relationships with customers. The Company and Captec Financial offer to customers net lease financing, mortgage and acquisition loans, construction loans, equipment leases and loans and private equity financing, with all net lease acquisition opportunities directed to the Company.

         The Company and Captec Financial are pursuing a similar "banking" strategy in a new effort to penetrate the retail automobile dealership industry. Based upon its experience in the chain restaurant market and industry research, the Company believes that the broad product line offered by the Company (in tandem with Captec Financial) will give the Company a distinct competitive advantage in the automobile dealership market.

         The Company also has developed strategies to compete favorably for property acquisitions in the retail industry principally focused on establishing alliances with select retail developers. The Company does not develop retail properties directly, but chooses to co-develop retail properties in partnership with developers with which it has established alliances. Additionally, the Company seeks to compete for development contracts directly with certain retailers, providing retailers with the combination of a nationwide network of select developers and a complete financing commitment.
In these situations, the Company then awards the development contracts to its allied developers in their respective regional markets. These business practices enable the Company to establish mutually beneficial, rather than competitive, relationships with developers, which increase the Company's supply of retail acquisition opportunities and provide the Company with a share of the associated development profits.

         Finally, the Company benefits from having a very large market with multiple segments from which to select acquisition opportunities. The Company's largest competitor in the chain restaurant market owns less than two percent of the real estate in this market. Similar fragmentation exists in the retail sector.

         OPERATING STRATEGY. The Company continually monitors the success of its existing and targeted restaurant and retail concepts, the financial condition of its Lessees, Lease compliance and other factors affecting the financial performance of its properties. The Company's operating strategies, which have resulted from years of development and refinement include:

         Underwriting Restaurant Chains and Retailers. The Company leases its properties to franchisees and operators of select major regional and national restaurants and retailers because the Company believes these widely recognized and centrally supported chains possess significant advantages over their independent competitors. These competitive advantages, which include the use of nationally recognized trademarks and logos and substantial management, training, advertising, market and product support from franchisors and national or regional chain management, strengthen the business and financial position of the Company's Lessees.

         The Company employs thorough underwriting procedures to select the franchise and chain business concepts towards which to direct its acquisition activities. This analysis includes a review of publicly available information concerning franchisors or chain operators; credit analysis of the franchisor's or operator's financial statements; assessment of business strategies, operating history and key personnel; operational and financial evaluation of unit level performance; comparison of fee and expense structure to industry averages; analysis of concept penetration and name recognition; assessment of non-quantitative factors contributing to concept success; and, for franchisors, surveys of representative franchisees to develop data on average sales, profitability and satisfaction with franchisor support. The Company's concept underwriting procedures also result in the establishment of credit standards for concept Lessees. Once selected, the Company conducts ongoing review of the performance of the business concept through monitoring of financial information and news releases. Each business concept is formally reevaluated annually.

         Underwriting Lessee Credit. The Lessees predominantly are experienced, multi-unit operators of fast-food, family-style and casual dining restaurants, multi-unit automobile dealership owners and retailers. The Company subjects each proposed Lessee to a thorough underwriting process to identify the most creditworthy Lessees and minimize the Company's risk from defaults and business failures. The Company targets only Lessees with the competitive position and financial strength to meet Lease obligations. The Company's Lessees, as franchisees or operators of major national and regional franchised and chain outlets, also undergo rigorous scrutiny and training by national and regional franchisor and chain management and often must make substantial capital investments prior to conducting business. This provides additional assurance as to the quality of the Lessees and further reduces the Company's risk.

         Underwriting Site Selection. Prior to acquiring a property, the Company engages in an extensive site review. The Company typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist, and assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. The Company also (i) obtains an independent appraisal of the property; (ii) obtains an independent engineering report of the property's mechanical, electrical and structural integrity; (iii) evaluates both the current and potential alternative use of the property; and (iv) obtains an independent Phase I environmental site assessment.

         In addition, many of the restaurant chain operators and franchisors have sophisticated full-time staffs engaged in site selection, evaluation and pre-approval of all new sites. As operators of national and regional franchised and chain restaurants, the Company's Lessees generally are required to submit their proposed locations to rigorous site evaluation pre-approval by franchisors or national chain management, which generally includes assessments of many of the factors considered by the Company in performing its analysis. These studies often are made available to, and utilized by, the Company in analyzing a potential acquisition. The retailers which become the Company's Lessees also generally have full-time staffs engaged in site selection and evaluation and typically develop new retail sites in conjunction with selected developers which assist in site evaluation and selection. The retailers operating on the Company's properties also submit their proposed locations to a rigorous site evaluation and pre-approval process similar to that for restaurants. These processes provide additional support and confirmation for the Company's site selection process.

         Maintenance of Relationships with Restaurant Chains, Retailers and Lessees. Once a business concept has been approved, the Company seeks to develop a strong ongoing working relationship with national or regional senior chain or retailer management.

The Company believes that such relationships facilitate the identification, negotiation and consummation of transactions, are beneficial in resolving disputes or problems which arise during the terms of Leases and are an excellent referral source of additional financing opportunities.

         Active Management of Lessee Credit. In addition to monitoring Lease compliance, the Company regularly reviews the financial condition of its Lessees and business, economic and market trends in order to identify and anticipate problems with Lessee performance which could adversely affect the Lessee's ability to meet Lease obligations. When potential problems are identified, the Company seeks early intervention with its Lessees and, when appropriate, chain or retailer national management to address and avoid such problems. The Company and the Advisor have an established record of successfully identifying and resolving underperforming and non-performing leased assets.

         Diversification of Portfolio. The Company believes that it has achieved, and will continue to emphasize, significant diversification of its portfolio geographically and among retail and restaurant concepts and Lessees. The Company's 112 Existing Properties are located in 29 states and leased to 47 Lessees operating 34 different restaurant and retail concepts. Assuming the acquisition of all 43 Acquisition Properties (of which there is no assurance), the Company's portfolio will be further diversified to consist of 155 properties located in 30 states and leased to 57 Lessees operating 41 different restaurant and retail concepts.


         ENVIRONMENTAL MATTERS. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to private parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. Such laws typically impose remediation responsibility and liability without regard to whether the owner knew or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure properly to remediate the contamination on the property, may adversely affect the owner's ability to sell or rent such property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from such site.

         Independent environmental consultants have conducted or updated environmental site assessments, including Phase I site assessments, and other environmental investigations as appropriate ("Environmental Site Assessments") at the Existing Properties. Where possible, the Company has entered into indemnification agreements with Lessees and/or prior owners at certain of the Existing Properties where potential environmental issues have been raised, but have been remediated or otherwise resolved. The Company currently is not directing or paying the costs of any remediation or monitoring work at any Existing Property. The Environmental Site Assessments of the Existing Properties have not revealed any environmental liability that the Company believes could have a material adverse effect on the Company's financial condition, nor is the Company aware of any material environmental liability. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with ownership of any of the Existing Properties. As part of its underwriting procedures, the Company will obtain Environmental Site Assessments for all future properties, including the Acquisition Properties. The Company believes that the extent and geographic diversity of its portfolio minimizes the likelihood of the Company being exposed to a material environmental liability.

         All of the Company's operations are conducted in the United States. The Company's operations historically have not been seasonal.

         EMPLOYEES.   The Company's only employees are its executive officers.
Day-to-day services are provided to the Company by employees of the Advisor.

ITEM 2.  PROPERTIES

         EXISTING PROPERTIES. As of December 31, 1997 the Company's portfolio consisted of 112 properties located in 29 states, which were leased to 39 operators of 23 distinct restaurant concepts, 9 retailers and 2 automotive dealers. The Existing Properties averaged 4.6 years of age and were subject to Leases with an average remaining term (excluding renewals) of approximately
16.3 years. Investments in individual properties ranged from $267,000 to $6.8 million and the total investment in the Existing Properties (excluding accumulated depreciation) was $153.4 million. The size of facilities located on the Existing Properties ranged from 1,200 to 78,400 square feet and the Existing Properties aggregated approximately 708,000 square feet. The Existing Properties include six properties which presently are under construction, for which the Company had invested $3.5 million and had remaining commitments totaling $4.9 million. The following table sets forth certain information concerning the Existing Properties as of December 31, 1997.



                               Facility        No. of        No. of               Location              Acquisition
          Concept                Type        Properties   Lessees (2)              (State)                  Cost
          -------                ----        ----------   -----------              -------                  ----
 Boston Market              Restaurant              26              6    IL,IN,MI,NJ,OH,OR,PA,WA,WI      $28,775,605
 Black Angus                Restaurant               4              1                MN                    9,689,373
 Denny's                    Restaurant               9              3          AZ,FL,LA,NC,TX              8,980,768
 Keg Steakhouse             Restaurant               5              1               OR,WA                  6,643,500
 BMW                        Auto Dealer              1              1                GA                    7,115,013
 Red Robin                  Restaurant               2              2               CO,WA                  6,436,898
 Video Update               Retail                   5              1          AZ,IL,MN,MO,NM              6,078,144
 Sportmart                  Retail                   1              1                IL                    6,096,913
 Blockbuster Video          Retail                   6              1            AL,GA,SC,TX               5,792,692
 Applebee's                 Restaurant               3              3             KY,MO,WA                 5,804,628
 Golden Corral              Restaurant               4              4             FL,NE,TX                 5,561,841
 Carrows                    Restaurant               4              1                CA                    4,855,722
 Carino's                   Restaurant               3              1                TX                    4,587,339
 Stop & Go                  Retail                   5              1                TX                    4,306,346
 Circle K                   Retail                   3              1               CA,GA                  4,061,265
 Mountain Jack's            Restaurant               3              1               MI,OH                  4,314,971
 Taco Cabana                Restaurant               3              2              GA, NV                  3,817,286
 Nissan                     Auto Dealer              1              1                GA                    3,250,023
 Babies R Us                Retail                   1              1                MO                    3,156,219
 Michael's Crafts           Retail                   1              1                MD                    2,770,281
 Stanford's                 Restaurant               1              1                CO                    2,427,861
 Arby's                     Restaurant               3              2             GA,IN,MI                 2,542,218
 Burger King                Restaurant               2              2               VA,WV                  2,095,925
 Texas Roadhouse            Restaurant               2              1                CO                    1,918,260
 Kenny Rogers Roasters      Restaurant               4              1              AZ, NM                  3,453,029
 Damon's                    Restaurant               1              1                AZ                    1,429,445
 Blockbuster Music          Retail                   1              1                AL                    1,526,653
 Roadhouse Grill            Restaurant               1              1                NY                    1,048,395
 Jack In The Box            Restaurant               1              1                CA                    1,035,703
 Popeye's                   Restaurant               1              1                GA                      877,941
 Hooters                    Restaurant               1              1                FL                    1,048,870
 Whataburger                Restaurant               1              1                NM                      894,568
 Athlete's Foot             Retail                   1              1             GA,IN,MI                   461,858
 Red Line Burgers           Restaurant               2              1                TX                      561,240
                                                  ----             --                                 --------------


    Total                                          112             50                                   $153,416,796
                                                   ----            --                                  -------------

                                                 % of
                               Annualized        Total
                                 Rent at         Annual
          Concept           Dec. 31, 1997(1)      Rent
          -------           ----------------      ----
 Boston Market                    $2,730,150      18.0%
 Black Angus                       1,005,108      6.6
 Denny's                             885,227      5.8
 Keg Steakhouse                      709,512      4.7
 BMW                                 709,200      4.7
 Red Robin                           689,940      4.5
 Video Update                        638,662      4.2
 Sportmart                           600,000      4.0
 Blockbuster Video                   584,791      3.9
 Applebee's                          578,688      3.8
 Golden Corral                       553,313      3.6
 Carrows                             483,996      3.2
 Carino's                            467,451      3.1
 Stop & Go                           460,782      3.0
 Circle K                            433,959      2.9
 Mountain Jack's                     426,192      2.8
 Taco Cabana                         388,476      2.6
 Nissan                              323,952      2.1
 Babies R Us                         315,563      2.1
 Michael's Crafts                    279,500      1.8
 Stanford's                          248,664      1.6
 Arby's                              245,807      1.6
 Burger King                         211,908      1.4
 Texas Roadhouse                     213,031      1.4
 Kenny Rogers Roasters               158,400      1.0
 Damon's                             152,508      1.0
 Blockbuster Music                   148,750      1.0
 Roadhouse Grill                     118,428      0.8
 Jack In The Box                     100,896      0.7
 Popeye's                             87,516      0.6
 Hooters                              73,500      0.5
 Whataburger                          72,000      0.5
 Athlete's Foot                       50,804      0.3
 Red Line Burgers                     30,000      0.2
                                -------------  -------


    Total                        $15,176,672     100.0%
                                -------------  -------


 Segment Information:


                                                                                                                             % of
                                                                         % of Total                       Annualized        Total
                          No. of         No. of        No. of           Acquisition    Acquisition          Rent at         Annual
          Segment        Concepts      Properties   Lessees (2)          Cost              Cost        Dec. 31, 1997(1)      Rent
          -------        --------      ----------   -----------         -----------        ----        ----------------      ----
 Restaurant                23              86              39               70.9%      $108,801,388         $10,630,709      70.0%
 Retail                     9              24               7               22.3         34,250,372           3,512,811      23.1
 Auto Dealer                2               2               1                6.8         10,365,036           1,033,152       6.8
                           --             ---              --              -------      -----------          ----------     -----

                           34             112              47               100.0%     $153,416,796         $15,176,672     100.0%
                           --             ---              --               ------     ------------         -----------     -----

-----------------------------

(1) Based upon monthly rent at December 31, 1997, as annualized and without giving effect to any future rent increases or percentage rent or deduction for the effect of the non-revenue producing properties which in the aggregate accounted for $171,664 or 1.1% of annualized rent at December 31, 1997.

(2) Certain Lessees lease properties under more than one concept, and therefore the number of Lessees by concept exceeds the number of actual Lessees (47).

         DESCRIPTION OF PROPERTIES. The Existing Properties conform generally to the following specifications for size, cost and type of land and buildings. Based upon its experience and knowledge of the fast-food, family-style and casual dining restaurant and retail industries, the Company expects that a majority of its future properties, including the Acquisition Properties, will conform generally to these specifications, although the Company may purchase properties which vary materially from these specifications.

         The properties typically are freestanding, surrounded by paved parking areas, and are convertible to various uses with certain modifications. Lot sizes generally range from 20,000 to 80,000 square feet for restaurant properties and up to 150,000 square feet for retail properties, depending upon building size and local demographics. Properties purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs vary but generally range from $250,000 to $3.0 million, depending upon various factors including the size of the parcel, competition for sites and local commercial real property values generally.

         The style and appearance of the buildings typically are dictated by the franchisors and chain owners of the businesses which are operated from the properties. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile and typically range from 2,000 to 6,000 square feet for restaurant properties and up to 40,000 square feet for retail properties. Building and site preparation costs, which generally range from $300,000 to $4.0 million for each property, vary depending upon the size of the building and the site and area in which the property is located. Generally, the properties acquired by the Company are improved with buildings although in some instances the Company may acquire only land (even if improved) or only improvements. The Company believes the size of its typical retail property is especially well-suited to meet changes occurring in the retail industry. In order to meet changing consumer preferences, and as a result of the relatively high cost of mall space, the Company believes that retailers increasingly prefer smaller, freestanding facilities which are more accessible and facilitate the customized presentation of the retail concept. The Company believes that it will benefit from these trends because its properties meet these retailer preferences.

         DESCRIPTION OF THE LEASES. The Company typically acquires only properties which are subject to long-term (typically 15-20 years with one or more five-year renewal options) triple-net Leases with creditworthy multi-unit franchisees and operators of national and regional restaurants and retailers. Upon termination of a Lease, the Lessee surrenders possession of the property to the Company, usually with any improvements made during the Lease term.

         During the term of a Lease, the Lessee pays the Company minimum annual rent on a monthly basis. Leases provide for automatic, fixed increases in the minimum annual rent at predetermined intervals during the Lease term. In certain limited circumstances, in addition to the minimum annual rent, Lessees may be required to pay percentage rent computed on a percentage of the Lessee's gross sales or revenues.

         As of December 31, 1997, the net weighted average capitalization rate (annual minimum rent divided by the total property investment, including acquisition cost) for the Existing Properties was 10.3% and the weighted average annualized rate of automatic fixed increases in the minimum annual rent was 2.2%. In accordance with GAAP, the Company recognizes the total rental, as stipulated by the Lease (including automatic fixed increases), as income on a straight-line basis over the term of the Lease. For the Existing Properties as of December 31, 1997, the net weighted average straight-line capitalization rate (annual straight-line rental revenue divided by the total property investment, including capitalized acquisition cost) was 11.8%.

         Under the terms of the Company's triple-net Leases, the Lessees are responsible for all costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. In limited circumstances, the Company's retail Leases are on a "double-net" basis pursuant to which the Company, rather than the Lessee, is responsible for maintenance of the exterior walls and/or roof of the property. Therefore, the Company generally is not required to make significant capital expenditures with respect to its portfolio. Capital expenditures totaled approximately $5,000 in 1997 and the Company incurred no capital expenditures in 1996 or 1995.

         The following table sets forth as of December 31, 1997, scheduled Lease expirations for the Existing Properties. Only 9.7% of the Company's Leases are scheduled to expire during the next 10 years (assuming no renewals).

                                                            Number of
                                                             Leases             Total                Percentage of
                       Year of Expiration (1)               Expiring       Annual Rental(2)          Total Rental
                       ----------------------               --------       ----------------          ------------
             1998-2003..............................             -          $                                0.0%

             2004....................................            1               600,000                     4.0

             2005.....................................           1                78,464                     0.5

             2006.....................................           3               322,856                     2.1

             2007.....................................           5               477,721                     3.1

             2008 and thereafter......................         101            13,697,631                    90.3
                                                               ---            ----------                   ------

                                  Total                        111           $15,176,672                   100.0%
                                                               ===           ===========                   =====

(1) Assumes no early termination due to exercise of purchase options, defaults or otherwise.
(2) Based upon monthly rent as of December 31, 1997, as annualized and without giving effect to any future rent increases or percentage rent or deduction for the effect of the non-revenue producing properties which in the aggregate accounted for $171,884 or 1.1% of annualized rent at December 31, 1997.

         OCCUPANCY AND LEASE PERFORMANCE. As of December 31, 1997, 108 of the 112 Existing Properties were subject to Leases which were performing. Of the 4 underperforming properties (all of which are restaurant properties), 2 properties were vacant and non-revenue producing and 2 properties were vacant but subject to agreements supporting ongoing revenues. Non-revenue producing properties represent 1.5% of the total investment in the Existing Properties. All vacant properties, including non-revenue producing properties, represent 3.0% of the Company's total investment in the Existing Properties. The Company is actively remarketing the vacant properties. The Company periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. Management believes that anticipated proceeds from the vacant properties will be in excess of the carrying amount of these properties.

         PROPERTY AND LEASE CONCENTRATIONS. The Company invests in restaurant and retail properties throughout the United States. The Existing Properties generally are well diversified geographically across 29 states with a maximum "geographic concentration" in Georgia equal to 11.0% of the Company's investment in the Existing Properties. Existing Properties located in Texas and Illinois represent concentrations of 10.9% and 10.2%, respectively, with no other geographic concentrations exceeding 10.0%.

         The Existing Properties are leased to 47 different Lessees. As of December 31, 1997, no single Lessee contributed more than 6.8% of the total annual rent from the Existing Properties and no single property contributed more than 4.7% of the total annual rent from the Existing Properties. Of the Existing Properties, 86 are restaurant properties leased to 39 different Lessees representing 70.9% of the Company's investment in properties; 24 are retail properties leased to 7 different Lessees representing 22.3% of the Company's investment in properties; and 2 are automobile dealer properties leased to 1 Lessee representing 6.8% of the Company's investment in properties.

         The Existing Properties are leased to operators of 34 distinct restaurant, retail and automobile dealer concepts or brands. As of December 31, 1997, Leases to Boston Market restaurant operators contributed 18.0% of the total annual rent from the Existing Properties, and the next highest "concept concentration" was 6.6%. The Company presently is not making any further acquisitions, or financing the development, of Boston Market properties, and the concentration in the Boston Market concept will decline as the Company's portfolio grows. Upon completion of the acquisition of the Acquisition Properties (of which there is no assurance), the Boston Market concept concentration will decline to approximately 12.0%.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material legal proceedings, nor, to its knowledge, are any material claims threatened against the Company or its properties other than claims arising in the ordinary course of business. In the opinion of management, these liabilities will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1997. Certain matters relating to the organization and formation of the Company and its initial public offering were approved by the unanimous written consent of the Company's stockholders prior to the completion of the Offering.


                               EXECUTIVE OFFICERS

The executive officers of the Company, who are elected by, and serve at the discretion of, the Board of Directors, are:

                Name                               Age                  Position
                ----                               ---                  --------
         Patrick L. Beach  . . . . . . . . .        41       Chairman of the Board of Directors,
                                                             President and Chief Executive
                                                             Officer
         W. Ross Martin  . . . . . . . . . .        37       Director, Executive Vice President,
                                                             Chief Financial Officer and
                                                             Treasurer
         Ronald Max  . . . . . . . . . . . .        40       Vice President and Chief Investment
                                                             Officer


PATRICK L. BEACH is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Captec Advisors. Since founding Captec Financial in 1981, Mr. Beach has served as the Chairman of its Board of Directors, President and Chief Executive Officer, as well as in similar capacities for various of its affiliates. Mr. Beach has worked exclusively with Captec Financial and its affiliates since 1991. From 1989 to 1991 Mr. Beach also served as Chairman and President of Illiana Printing, Inc., the master franchisor for American Speedy Printing Centers, Inc. in Illinois and Indiana. From 1986 until 1990 Mr. Beach was the

Chairman of Wendy's of San Diego, Inc., a 27-unit franchisee of Wendy's International. Mr. Beach is a graduate of the University of Michigan School of Business Administration (B.B.A. 1977).

         W. ROSS MARTIN is a director, Executive Vice President, Chief Financial Officer and Treasurer of the Company and a director, Executive Vice President and Chief Financial Officer of Captec Advisors. Mr. Martin joined Captec Financial in 1985 as Controller, was promoted to Vice President -- Finance in 1986 and Chief Financial Officer in 1994, and currently serves as a director and Senior Vice President and Chief Financial Officer of Captec Financial and in a similar capacity for various of its affiliates. From 1982 until 1985, he was employed by Deloitte Haskins & Sells, most recently as senior consultant in the Emerging Business Services practice. Mr. Martin is a graduate of the University of Michigan School of Business Administration (B.B.A. 1982) and a Certified Public Accountant.

RONALD MAX is Vice President and Chief Investment Officer of the Company. Mr. Max joined Captec Financial in 1995 to help establish a retail properties acquisition and development program. From 1988 to 1995 Mr. Max held various positions with Brauvin Real Estate Funds, including Chief Financial Officer and Director of Acquisitions, where he was responsible for the acquisition and funding of over $100.0 million of retail properties. Prior to 1988, Mr. Max had extensive experience in real estate and financing. Mr. Max is a graduate of Northern Illinois University (B.S. 1979) and a Certified Public Accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         MARKET INFORMATION

         The Company's Common Stock is listed for quotation on the Nasdaq National Market System under the symbol "CRRR." The Company completed the Offering on November 19, 1997. During the fourth quarter of fiscal 1997, the high and low bid prices of the Company's Common Stock were $18.063 and $15.50, respectively.

         As of March 20, 1998, there were 39 record holders of the Common
Stock.

         On January 20, 1998, the Company paid a dividend of $0.195 per share to stockholders of record on December 29, 1997. The amount of this dividend was based on the anticipated quarterly dividend rate of $0.375 per share, prorated for the number of days the Company was operational during 1997 after the completion of the Offering. While the Company intends to continue paying dividends, dividend payment determinations, subject to the Company's obligations in order to maintain its status as a REIT, will be made by the Company's Board of Directors based on an analysis of the Company's earnings, the competitive climate in which the Company operates and other relevant considerations.

         In September 1997 the Company made the following sales of the Common Stock which were not registered under the Securities Act:

                                                            Number
                          Name                            of Shares
                          ----                            ---------
                          Patrick L. Beach                  460,266
                          W. Ross Martin                    210,036
                          George R. Beach                    14,710
                          H. Reid Sherard                    33,086
                          Gary A. Bruder                     19,587
                          Captec Financial Group, Inc.       99,273
                          Michigan Corp.                    143,373
                                                            -------
                                  Total                     980,331
                                                            =======

Pursuant to the terms of the mergers of Net Lease Michigan and Advisors Michigan into the Company the common shares, without par value, of each of Net Lease Michigan and Advisors Michigan became, and were exchanged for, shares of the Common Stock as further adjusted for a .745249 for one reverse stock split in November 1997. Pursuant to the merger of Net Lease Michigan into the Company, the 50,000 issued and outstanding redeemable preferred shares, without par value, of Net Lease Michigan owned by a single institutional stockholder were exchanged for 50,000 shares of the Company's issued and outstanding preferred stock all of which either were redeemed or exchanged for shares of the Common Stock upon the closing of the Offering. These transactions did not involve any public offering and were exempt pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected historical operating and financial data for the Company and Net Lease Michigan (deemed to be the "Predecessor" for financial reporting purposes, as of December 31, 1997, 1996 and 1995 and for each of the three years in the period ended December 31, 1997 and have been derived from the financial statements of the Company, audited by Coopers & Lybrand L.L.P., independent public accountants, whose reports with respect thereto are included herein (see Index to Financial Statements at F-1).

         The pro forma information is presented as if the initial public offering of the Common Stock and the application of proceeds therefrom occurred on January 1, 1996. The pro forma financial information is not audited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated on the dates described, nor does it purport to represent the Company's future financial position or results of operations.

         The following selected financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                                                                        YEAR ENDED
                                                                                                                        ----------
                                                                                                                       DECEMBER 31,
                                                                                                                       ------------
(in thousands, except per share data)          YEAR ENDED DECEMBER 31, 1997 PRO       YEAR ENDED DECEMBER 31, 1996         1995
                                               --------------------------------       ----------------------------         ----
                                               PRO FORMA         COMBINED (2)         PRO FORMA          PREDECESSOR    PREDECESSOR
                                               ---------          ----------          ---------          ----------     ----------
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Rental income                                    $     11,565       $    11,565     $     4,907       $     4,907     $       614
  Interest and other income                               2,217             1,831           2,480             2,011           1,255
                                                   -------------      ------------    ------------      ------------    -----------
Total revenue                                            13,782            13,396           7,387             6,918           1,869
                                                   -------------      ------------    ------------      ------------    -----------
EXPENSES:
  Interest                                                  521             5,895               0             1,977             112
  General and administrative                              1,661             2,074           1,436             1,218             329
  Depreciation and amortization                           1,734             1,606             778               649              88
                                                  --------------     -------------   -------------     -------------   ------------
Total expenses                                            3,916             9,575           2,214             3,844             529
                                                  --------------     -------------   -------------     -------------   ------------
Income before gain on sale of
properties and income tax                                 9,866             3,821           5,173             3,074           1,340
Gain on sale of properties                                  148               148               -                 -               -
                                                  --------------     -------------   -------------     -------------   ------------
Income before income tax                                 10,014             3,969           5,173             3,074           1,340
Provision for income tax                                      -               167               -                95             457
                                                 --------------      ------------    -------------     ------------    ------------
Net income                                               10,014             3,802           5,173             2,979             883
Redeemable Preferred Stock dividend
  requirements                                                -             6,637               -             7,496           3,619
                                                 --------------     -------------    ------------      ------------     -----------
Income/(loss) attributable to
  Common Stock                                     $     10,014     ($      2,835)    $     5,173      ($     4,517)    ($    2,736)
                                                  ==============    ==============    ============     =============    ============
Income/(loss) per share of Common Stock
                                                  $        1.05     ($       1.43)    $      0.54      ($      4.61)    ($     2.79)
                                                  ==============    ==============    ============     =============    ============
Weighted Average number of shares of
  Common Stock outstanding                            9,508,108         1,984,972       9,508,108           980,330         980,330
                                                      ==========       ===========      ==========      ============    ===========
(in thousands, except property and per
  share data)

OTHER DATA:
  Cash flows from operating activities                       n/a     $      4,925              n/a      $     3,994      $      869
  Cash flows from investing activities                       n/a    ($     78,142)             n/a     ($    53,274)    ($   39,526)
  Cash flows from financing activities                       n/a     $     72,883              n/a      $    51,173      $   40,626
  Funds From Operations (1)                        $     11,600      $      5,260     $     5,951       $     3,628      $      971
  Pro forma FFO per share                          $       1.22                n/a    $      0.63                n/a             n/a
  Total properties (at end of period)                       112               112              63                63              18

                                                                        December 31,
                                              -----------------------------------------------------
              (in thousands)                             1997               1996             1995
 BALANCE SHEET DATA:
   Cash and cash equivalents                         $    3,528        $    3,862      $    1,969
   Properties subject to operating                      151,492            70,175          15,554
    leases, net
   Total investments                                    166,953            85,735          37,302
   Total assets                                         181,702            98,614          42,292
   Notes payable                                         42,746            48,160           1,588
   Total liabilities                                     46,896            49,214           2,121
   Redeemable Preferred Stock                                 0            49,399          40,000
   Total stockholders' equity                           134,806                 1             171

 (1) Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. In March, 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper which provided additional guidance on the calculation of FFO. FFO is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (includes amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. In addition, FFO should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

 (2) The 1997 results include the combined results of the Predecessor for the period January 1, 1997 through September 30, 1997 and the Company for the period October 1, 1997 through December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. Triple-net leases generally impose on the lessee all of the obligations of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's Leases typically provide for minimum rent plus specified fixed periodic rent increases or, in certain limited circumstances, indexation to CPI and/or percentage rent. Other revenues are derived primarily from interest income on long- and short-term investments.

         As of December 31, 1997, the Company owned 112 properties, located in 29 states, subject to long-term net Leases with 47 different Lessees operating 34 distinct restaurant and retail concepts.

         The Company completed the Offering of 8,000,000 shares of Common Stock in November 1997. Subsequent to the Offering, the Company has operated as a REIT.

         The following discussion should be read in conjunction with the historical financial statements and pro forma statements of operations appearing elsewhere herein. The historical financial data include certain interest, general and administrative and income tax expenses which will not be incurred by the Company after the Offering which are excluded from the pro forma financial data. Conversely, the historical financial data does not include certain revenues from the Affiliated Partnerships and which are included in the pro forma financial data.

        The historical data reflects the combined results of the Predecessor for the period January 1, 1997 through September 30, 1997 and the Company for the period October 1, 1997 through December 31, 1997.


HISTORICAL RESULTS OF OPERATIONS - 1997 TO 1996

         Total revenue increased 93.6% to $13.4 million for the year ended December 31, 1997 as compared to $6.9 million for the year ended December 31, 1996. Rental revenue increased 135.7% to $11.6 million for 1997 as compared to $4.9 million for 1996. The increase in rental revenue resulted principally from the acquisition of 55 net leased properties, offset by the sale of six net leased properties, and the benefit of a full period of rental revenue from properties acquired and leased in the preceding year. Interest and other income decreased by 9.0% to $1.8 million for 1997 as compared to $2.0 million for 1996, primarily due to a reduction in the interest rate on loans to affiliates. On October 1, 1996 the interest rate on the Company's master revolving note with an affiliate was reduced to 8.0% per annum from 9.0% per annum.

         Interest expense increased by 198.2% to $5.9 million for 1997 as compared to $2.0 million for 1996. The increase was primarily due to interest on $75.2 million of additional debt used to fund the acquisition of properties which was incurred during 1997, as well as a full period of interest on debt incurred in the prior year; however, this was offset by the $80.6 million of debt repaid from Offering proceeds. General and administrative expenses, including management fees to affiliates, increased 70.3% to $2.1 million for 1997 as compared to $1.2 million for 1996, primarily due to an increase in management fees paid due to the increased asset base. Depreciation and amortization increased 147.4% to $1.6 million for 1997 as compared to $649,000 for 1996, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year.

         The Company sold six properties during 1997, collecting gross proceeds of $4.2 million and reflecting a gain of $148,000 on the sale of these properties.

         Since the Company has not historically been a REIT, a provision for income tax has been recorded. The provision for income tax does not bear the usual relationship to pretax income as a result of the treatment of dividends paid on the redeemable preferred stock as deductible interest expense for tax purposes. If deduction as interest is challenged by the Internal Revenue Service, the Company could be assessed and ultimately required to pay income taxes. The provision for income tax increased to $167,000 for 1997 as compared to $95,000 for 1996, primarily due to an allowance recorded to reflect the Company's estimate of the minimum settlement of this matter, should a claim be asserted by the Internal Revenue Service. Since the preferred stock was redeemed in November 1997, no further allowances are anticipated related to the deductibility of the dividends thereon. See Note 9 to the Financial Statements.

         As a result of the foregoing, the Company's net income before income tax increased 29.1% to $4.0 million for 1997 as compared to $3.1 million for 1996, and net income increased 27.6% to $3.8 million for 1997 as compared to $3.0 million for

1996. FFO increased 45.0% to $5.3 million from $3.6 million in 1996. Loss attributable to Common Stock decreased to $2.8 million from $4.5 million in 1996.

PRO FORMA RESULTS OF OPERATIONS - 1997 TO 1996

         Pro forma net income was $10.0 million for the year ended December 31, 1997, compared to historical net income of $3.8 million. Pro forma revenue increased by $386,000 as a result of the inclusion of revenues from the Affiliated Partnerships. Pro forma expenses declined by $5.8 million as a result of: (i) the reduction of interest expense based on repayment of the first $80.6 million of debt outstanding during 1997; (ii) a reduction in management fees to conform with the terms of the new Advisory Agreement; and
(iii) elimination of the provision for income tax based upon the Company's operation as a REIT, the aggregate effects of which were offset in part by an increase in general and administrative expenses to reflect the commencement of salaries and benefits and other incremental costs related to operating as a public REIT and an increase in depreciation expense to reflect the increase in recorded values of properties subject to operating Leases. The pro forma adjustments were assumed to have occurred on January 1, 1996.

         Pro forma net income increased 93.6% to $10.0 million for 1997, as compared to $5.2 million for 1996, and pro forma FFO increased 94.9% to $11.6 million for 1997, as compared to $6.0 million in 1996.

HISTORICAL RESULTS OF OPERATIONS - 1996 TO 1995

         Total revenue increased to $6.9 million for the year ended December 31, 1996 from $1.9 million for the year ended December 31, 1995. Rental revenue increased to $4.9 million for 1996 as compared to $614,000 for 1995. The increase in rental revenue resulted principally from the acquisition of 45 net leased properties and the benefit of a full period of rental revenue from properties acquired and leased in the preceding period. Interest and other income increased to $2.0 million for 1996 as compared to $1.2 million for 1995, primarily as a result of the benefit of a full period of interest income from investments made in the preceding year, offset by a decline in the average balance of short-term investments.

         Interest expense increased to $2.0 million for 1996 from $112,000 for 1995. The increase was primarily due to interest on $46.6 million of debt used to fund the acquisition of properties which was incurred during 1996, as well as a full period of interest on debt incurred in the preceding year. General and administrative expenses, including management fees to affiliates, increased to $1.2 million for 1996 as compared to $329,000 for 1995, primarily due to increased management fees related to the increased asset base. Depreciation and amortization increased to $649,000 in 1996 from $88,000 in 1995, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year.

         The provision for income tax for 1996 decreased to $95,000 from $457,000 in 1995 primarily as a result of the increased amount of preferred stock dividends paid in 1996 and their treatment as deductible interest for tax purposes. See Note 9 to Financial Statements.

         As a result of the foregoing, the Company's net income before income tax increased to $3.1 million for 1996 as compared to $1.3 million for 1995, and net income increased to $3.0 million for 1996 from $883,000 in 1995. FFO increased to $3.6 million in 1996 from $971,000 for 1995. Loss attributable to Common Stock increased to $4.5 million in 1996 from $2.7 million in 1995.

PRO FORMA RESULTS OF OPERATIONS - 1996

         Pro forma net income was $5.2 million for the year ended December 31,1996, compared to historical net income of $3.0 million. Pro form revenue increased by $469,000 as a result of the inclusion of revenues from the Affiliated Partnerships. Pro forma expenses declined by $1.7 million as a result of: (i) the elimination of interest expense based on repayment of the entire outstanding balance of the notes payable; (ii) a reduction in management fees to conform with the terms of the new Advisory Agreement; and (iii) elimination of the provision for income tax based upon the Company's operation as a REIT, the aggregate effects of which were offset in part by an increase in general and administrative expenses to reflect the commencement of salaries and benefits and other incremental costs related to operating as a public REIT and an increase in depreciation expense to reflect the increase in recorded values of properties subject to operating Leases. The pro forma adjustments were assumed to have occurred on January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions have typically been funded out of proceeds from equity offerings and borrowings. The Company expects to meet its long-term liquidity requirements (principally property development and acquisition and scheduled debt maturities) through a variety of future sources of capital, including long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. Although its organizational documents contain no limitation on the amount of debt it may incur, the Company, subject to the discretion of the Board of Directors, intends to maintain a debt capitalization ratio (total consolidated debt of the Company as a percentage of market capitalization) of not more that 50.0%.

         The Company's Leases generally provide for specified periodic rent increases including fixed increase amounts, and in limited circumstances, indexation to CPI and/or percentage rent. In addition, most of the Company's Leases require the Lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its Existing Properties.

         At December 31, 1997, the Company had cash and cash equivalents of $3.5 million. For the year ended December 31, 1997, the Company generated cash from operations of $4.9 million as compared to $4.0 million in 1996. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties.

         On November 19, 1997, the Company completed the Offering at a price of $18.00 per share. Net proceeds from the Offering totaled $132.1 million, after underwriting commissions and Offering expenses. The Company used the net proceeds of the Offering to repay $80.6 million of its existing notes payable and to redeem $40.5 million of the redeemable preferred stock and $10.9 million of accrued dividends thereon. The remaining $9.5 million of redeemable preferred stock was exchanged for 527,778 shares of the Common Stock. As a result, the Company's preferred stock dividend requirement has been eliminated and cash required to service debt has decreased substantially.

         NEW CREDIT FACILITY. On February 26, 1998 the Company entered into a $175.0 million unsecured revolving credit facility (the "Credit Facility"), which will be used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the then existing credit facility. At December 31, 1997, the Company had $42.7 million of outstanding borrowings under its prior credit facility.

         The Credit Facility has a three year term and borrowings are subject to borrowing base restrictions. The credit agreement contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios.

         The annual interest rate on the prior credit facility was LIBOR plus 2.32% prior to completion of the Offering and was reduced to LIBOR plus 1.75% thereafter. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. In connection with the Credit Facility, the Company paid an initial commitment fee of $1.3 million and is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

         The Credit Facility, combined with the reduced leverage after the Offering, will enhance the Company's ability to take advantage of acquisition opportunities. The Company expects that the Credit Facility will be used primarily to acquire properties, although up to $50.0 million may be borrowed for general working capital purposes.

         The Credit Facility expires in February 2001 and may be renewed annually thereafter, one year in advance of maturity subject to the consent of the lender. Upon expiration, the entire outstanding balance of the Credit Facility will mature and become immediately due and payable. At that time, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

         PROPERTY ACQUISITIONS AND COMMITMENTS.   During the year ended
December 31, 1997, the Company acquired $81.3 million of properties. The gross weighted average capitalization rate (annual rental divided by the property purchase price) on aggregate 1997 property acquisitions was 10.5% on a cash basis (using annual minimum rents) and 11.8% on a straight-line basis (using estimated annual revenue under GAAP). The net weighted average capitalization rate (annual rental divided by the total property investment, including capitalized acquisition costs) on aggregate 1997 property acquisitions was 10.2% on a cash basis and 11.5% on a straight-line basis. Since the completion of the Offering, the amount of acquisition costs incurred by the Company on new acquisitions, as a percentage of the purchase price, has declined principally due to the reduced fees paid under the Advisory Agreement. Thus, for future acquisitions the difference between gross and net capitalization rates is expected to decrease.

         In addition, as of December 31, 1997, the Company had entered into commitments to acquire the 43 Acquisition Properties totaling $74.8 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties, and there is no assurance the Company will acquire all 43 of the Acquisition Properties. The Company has availability under the Credit Facility to meet the entire funding obligation under these commitments.

         In the ordinary course of business the Company negotiates for the acquisition of additional properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. Property acquisition commitments arising out of these negotiations are expected to generate the primary demand for additional capital in the future.

See ITEM 2. PROPERTIES for additional information regarding the Existing Properties, the Leases and the Acquisition Properties.

         DIVIDENDS.   The Company historically has paid quarterly dividends on
its redeemable preferred stock. After payment of the accrued preferred stock dividends and the redemption and exchange of the Company's outstanding redeemable preferred stock out of the proceeds of the Offering, the Company's preferred stock dividend requirement has been eliminated.

         The Company declared a fourth quarter dividend on its Common Stock in the amount of $0.195 per share or $1,854,082. The dividend was payable to shareholders of record on December 29, 1997 and was paid on January 20, 1998. This was a partial dividend for the portion of the fourth quarter of 1997 following completion of the Offering. As a result of the one-time effect of the payment of the accrued preferred stock dividends, the entire amount of the Common Stock dividend was considered return of capital for federal income tax purposes.

         The Company intends to pay during 1998 a regular quarterly dividend on its Common Stock of $.375 per share (which if annualized would be $1.50 per
share).   The Company expects to pay future dividends from cash available for distribution, which the Company believes will exceed historical cash available for distribution due to the reduction in debt service and preferred stock dividend requirements, the decrease in advisory fee rates, as well as the anticipated growth of the portfolio of net leased properties. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a REIT.

INFLATION

         The Company's Leases contain provisions which mitigate the adverse impact of inflation. The Leases generally provide for specified periodic rent increases including fixed increase amounts and, in limited circumstances, indexation to CPI and/or percentage rent. In addition, most of the Leases require the Lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

         The Credit Facility bears interest at a variable rate which will be influenced by changes in short-term interest rates and will be sensitive to inflation.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No.
130. "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Each standard is effective for financial statements for fiscal years beginning after December 15, 1997.

         SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocation. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, segment assets and other reporting about geographic and customer matters. The Company believes that it operates as a single business segment.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to the Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 8, 1998 (the "Proxy Statement"), and the information under the heading "Executive Officers" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information under the heading "Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

See page F-1 for an index to financial statements.

 Exhibit No.    Description
 -----------    -----------
 3.2            Bylaws of the Company**
 3.3            Form of Amended and Restated Certificate of Incorporation**
 10.2           Employment Agreement between the Company and Patrick L. Beach*
 10.3           Employment Agreement between the Company and W. Ross Martin*
 10.6           Advisory Agreement between the Company and Captec Net Lease Realty Advisors, Inc.**
 10.7           Form of Indemnification Agreement to be entered into by the Company's directors and officers**
 10.9           Long-Term Incentive Plan*
 10.10          Directors' Deferred Compensation Plan*
 27             Financial Data Schedules

*Incorporated by reference from the Company's Registration Statement on Form S-11 (Registration No. 333-34983) (the "S-11") filed with the Commission on September 5, 1997.

**Incorporated by reference from Amendment No. 2 to the S-11 filed with the Commission on November 6, 1997.

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                           FORWARD LOOKING STATEMENTS

This Form 10-K contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-K which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," intent," "could," estimate" or continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1998                        CAPTEC NET LEASE REALTY, INC.

                                      /s/ Patrick L. Beach
                                      --------------------------------------
                                      Patrick L. Beach
                                      Director, Chairman of the Board,
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1998                        CAPTEC NET LEASE REALTY, INC.


                                      /s/ Patrick L. Beach
                                      --------------------------------------
                                      Patrick L. Beach
                                      Director, Chairman of the Board,
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

March 31, 1998                        /s/ W. Ross Martin
                                      --------------------------------------
                                      W. Ross Martin
                                      Director, Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)

March 31, 1998                        /s/ H. Reid Sherard
                                      --------------------------------------
                                      H. Reid Sherard
                                      Director

March 31, 1998                        /s/ Lee C. Howley, Jr.
                                      --------------------------------------
                                      Lee C. Howley, Jr.
                                      Director

March 31, 1998                        /s/ Richard J. Peters
                                      ---------------------------------------
                                      Richard J. Peters
                                      Director


March 31, 1998                        /s/ Creed L. Ford, III
                                      --------------------------------------
                                      Creed L. Ford, III
                                      Director


March 31, 1998                        /s/ William H. Krul, II
                                      -------------------------------------
                                      William H. Krul, II
                                      Director

                        INDEX TO FINANCIAL STATEMENTS


                                                                                                          Pages
                                                                                                          -----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Statements of Operations for the Periods October 1, 1997 through December 31, 1997 and January 1, 1997 through September 30, 1997, and for the Years Ended
         December 31, 1996, and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Statement of Changes in Stockholders' Equity for the Periods October 1, 1997
         through December 31, 1997 and January 1, 1997 through September 30, 1997,
         and for the Years Ended December 31, 1996, and 1995  . . . . . . . . . . . . . . . . . . . . . .   F-5

Statements of Cash Flows for the Periods October 1, 1997 through December 31, 1997 and January 1, 1997 through September 30, 1997, and for the Years Ended
         December 31, 1996, and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7 - F-18

Pro forma financial information (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-19

Pro forma Statements of Operations (unaudited) for the Years
         Ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-20

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

Schedule III - Properties and Accumulated Depreciation as of December 31, 1997  . . . . . . . . . . . . .   S-2 - S-3

Notes to Schedule III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-4

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.

We have audited the accompanying balance sheet of Captec Net Lease Realty, Inc. (a Delaware corporation) as of December 31, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for the period October 1 through December 31, 1997. We have also audited the accompanying balance sheet of Captec Net Lease Realty, Inc. (a Michigan corporation - the "Predecessor") as of December 31, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the period January 1, 1997 through September 30, 1997 and for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Net Lease Realty, Inc. and its Predecessor as of December 31, 1997 and 1996, and the results of their operations, changes in stockholders' equity and cash flows for the periods indicated above, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
March 16, 1998

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                                 BALANCE SHEET

                                                                                            December 31,
                                                                            --------------------------------------------
                                       ASSETS                                                             Predecessor
                                                                                       1997                   1996
                                                                                  --------------         --------------
            Cash and cash equivalents                                                     $   3,528,129     $  3,862,159

            Investments:
               Properties subject to operating leases, net                                  151,491,551       70,175,031
               Loans to Affiliates, collateralized by mortgage loans                         13,061,845        9,101,714
               Impaired mortgage loans                                                                -        4,066,168
               Other loans                                                                      703,950          788,512
               Other loans, related party                                                       421,920          421,920
               Financing leases, net                                                          1,274,044        1,181,900
                                                                                          -------------     ------------
                           Total investments                                                166,953,310       85,735,245


            Short-term loans to Affiliates                                                    7,449,505        6,637,537
            Unbilled rent                                                                     2,271,043          622,354
            Accounts receivable                                                                 651,481          135,451
            Due from Affiliates                                                                 186,625          269,780
            Other assets                                                                        661,875        1,351,954
                                                                                           ------------     ------------

                           Total assets                                                    $181,701,968     $ 98,614,480
                                                                                           =============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

            Liabilities:
               Notes payable                                                               $ 42,746,189     $ 48,160,231
               Accounts payable                                                               1,434,668          375,544
               Dividends payable                                                              1,854,082                -
               Federal income tax payable                                                       719,000          268,000
               Deferred income tax                                                                    -          284,000
               Security deposits held on leases                                                 141,892          126,769
                                                                                           -------------    ------------

                           Total liabilities                                                 46,895,831       49,214,544
                                                                                            ------------    ------------

            Redeemable preferred stock (mandatory redemption amount
               of $56,651,395 in 1996)                                                                -       49,398,936
                                                                                             -----------    ------------

            Stockholders' Equity:
               Preferred stock, $.01 par value; 10,000,000 shares
                  authorized; no shares issued and outstanding                                        -                -
               Common stock, ($.01 par value in 1997); authorized:
                40,000,000 shares; issued and outstanding: 9,508,108 in
                1997 and 1,000 in 1996                                                           95,081            1,000
               Additional paid-in capital                                                   134,711,056                -
               Retained earnings                                                                      -
                                                                                            ------------    ------------

                              Total stockholders' equity                                    134,806,137            1,000
                                                                                            ------------    ------------


                              Total liabilities & stockholders' equity                     $181,701,968     $ 98,614,480
                                                                                           ============     ============



    The accompanying notes are an integral part of the financial statements.

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                            STATEMENTS OF OPERATIONS

                                                                                   Predecessor
                                                                               ------------------
                                                            For the Period       For the Period
                                                            October 1,            January 1,
                                                              through              through
                                                             December 31,         September 30,
                                                               1997                  1997
                                                          -----------------    ------------------

Revenue:

   Rental income                                           $    3,590,602        $     7,974,798
   Interest income on loans to Affiliates                         238,341                749,788
   Interest income on short-term loans to Affiliates              117,375                360,587
   Interest and other income                                      112,187                251,893
                                                          ---------------       -----------------

              Total revenue                                     4,058,505              9,337,066
                                                          ---------------       -----------------

Expenses:
   Interest                                                    1,475,412               4,419,226
   Management fees, Affiliates                                   189,412               1,347,086
   General and administrative                                     72,528                 464,769
   Depreciation and amortization                                 530,318               1,076,043
                                                          ---------------       -----------------

              Total expenses                                   2,267,670               7,307,124
                                                          ---------------       -----------------

              Income before gain on sale of properties
                 and income tax                                1,790,835               2,029,942

Gain (loss) on sale of properties                                206,834                 (58,687)
                                                           --------------       -----------------

              Income before income tax                         1,997,669               1,971,255

Provision for income tax                                              -                  167,000
                                                           --------------       -----------------

              Net income                                       1,997,669               1,804,255

Redeemable Preferred Stock dividend requirements               1,011,986               5,625,000
                                                          ---------------       -----------------

              Income (loss) attributable to common stock   $      985,683        $    (3,820,745)
                                                          ===============       =================
              Income (loss) per common share:
                Basic                                      $        0.20         $         (3.90)
                                                          ===============       =================
                Diluted                                    $        0.20
                                                          ===============

Weighted average number of common shares
   outstanding                                                 4,966,139                 980,330
                                                          ===============       =================



                                                                Predecessor
                                                          --------------------------------------


                                                                Year Ended December 31,
                                                          --------------------------------------
                                                                 1996                1995
                                                                 ----                ----
Revenue:

   Rental income                                           $     4,907,324      $      614,166
   Interest income on loans to Affiliates                        1,646,950             526,621
   Interest income on short-term loans to Affiliates               302,147             713,772
   Interest and other income                                        61,930              14,737
                                                           ----------------    ----------------

              Total revenue                                      6,918,351           1,869,296
                                                           ----------------    ----------------

Expenses:
   Interest                                                     1,976,634              112,091
   Management fees, Affiliates                                    935,241              329,496
   General and administrative                                     282,784                  -
   Depreciation and amortization                                  649,347               88,117
                                                          ----------------     ----------------

              Total expenses                                    3,844,006              529,704
                                                          ----------------     ----------------

              Income before gain on sale of properties
                 and income tax                                 3,074,345            1,339,592

Gain (loss) on sale of properties                                       -                  -
                                                          ----------------     ----------------
              Income before income tax                          3,074,345            1,339,592

Provision for income tax                                           95,000              457,000
                                                                ----------     ----------------

              Net income                                        2,979,345              882,592

Redeemable Preferred Stock dividends                             7,495,902           3,618,493
                                                          ----------------     ----------------

              Income (loss) attributable to common stock    $  (4,516,557)      $   (2,735,901)
                                                           ===============     ================
              Income (loss) per common share:
                Basic                                       $       (4.61)      $        (2.79)
                                                           ===============     ================
                Diluted


Weighted average number of common shares
   outstanding                                                    980,330              980,330
                                                           ===============      ===============


    The accompanying notes are an integral part of the financial statements.

                        CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                    Total
                                                        Common Stock            Paid-In        Retained         Stockholders'
                                                     Shares       Amount        Capital        Earnings            Equity
                                                   -----------  ----------   -------------   ------------     -----------------
          PREDECESSOR
BALANCE, JANUARY 1, 1995                                               -               -              -                  -

Issuance of 1,000 shares of Common Stock                 1,000   $   1,000             -              -       $        1,000
Net Income                                                             -               -     $    882,592            882,592
Redeemable Preferred Stock dividends paid from
retained earnings (Note 8)                                 -           -               -         (713,000)          (713,000)
                                                   -----------   ---------   -------------   ------------     --------------

BALANCE, DECEMBER 31, 1995                               1,000       1,000             -          169,592            170,592

Net Income                                                 -           -               -        2,979,344          2,979,344
Redeemable Preferred Stock dividends paid from
retained earnings (Note 8)                                 -           -               -       (3,148,936)        (3,148,936)
                                                   -----------   ---------   -------------   ------------     --------------

BALANCE, DECEMBER 31, 1996                               1,000       1,000             -              -                1,000

Net income                                                 -           -               -        1,804,255          1,804,255
Redeemable Preferred Stock dividends paid
 from retained earnings (Note 8)                           -           -               -       (1,804,255)        (1,804,255)
Common stock issued in merger and
 subsequent stock split, net                           979,330       8,803       5,152,197            -            5,161,000
                                                   -----------   ---------   -------------   ------------     --------------

BALANCE, SEPTEMBER 30, 1997                            980,330   $   9,803   $   5,152,197   $        -       $    5,162,000
                                                   ===========   =========   =============   ============     ==============

BALANCE, OCTOBER 1, 1997                               980,330   $   9,803   $   5,152,197   $        -       $    5,162,000

Net income                                                 -           -               -        1,997,669          1,997,669

Common stock issued in initial public offering       8,000,000      80,000     132,005,740            -          132,085,740

Common stock issued for conversion of
 Redeemable Preferred Stock                            527,778       5,278       9,494,722            -            9,500,000

Redeemable Preferred Stock dividends paid (Note 8)         -           -       (11,073,204)    (1,011,986)       (12,085,190)

Common stock dividends ($0.195 per share)                  -           -          (868,399)      (985,683)        (1,854,082)
                                                   -----------   ---------   -------------   ------------     --------------

BALANCE, DECEMBER 31, 1997                           9,508,108   $  95,081   $ 134,711,056   $        -       $  134,806,137
                                                   ===========   =========   =============   ============     ==============


    The accompanying notes are an integral part of the financial statements.

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                                                                               Predecessor
                                                                                              --------------
                                                                                                 For the
                                                                           For the Period         Period
                                                                             October 1          January 1,
                                                                              Through            Through
                                                                            December 31,      September 30,
                                                                               1997               1997
                                                                            -----------       -------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $   1,997,669    $   1,804,255
 Adjustments to net income:
    Depreciation and amortization                                                  530,318        1,076,043
    Amortization of debt issuance costs                                            131,250          393,750
    Loss (gain) on sale of properties                                             (206,835)          58,688
    Deferred income tax provision                                                        -                -
    Increase in unbilled rent                                                     (455,323)      (1,193,366)
    (Decrease) increase in receivables and other assets                           (149,697)        (288,099)
    Increase in payables                                                           300,602          925,522
                                                                             --------------   -------------


    Net cash provided by operating activities                                    2,147,984        2,776,793
                                                                             --------------   -------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of properties                                                     (45,113,200)    (32,157,979)
 Acquisition of impaired mortgage loans                                                  -               -
 Advances on loans to Affiliates, collateralized by mortgage loans              (6,458,589)     (6,959,526)
 Acquisition of other loans                                                              -               -
 Acquisition of financing leases                                                         -        (370,165)
 Advances on short-term loans to Affiliates                                     (1,812,604)     (4,383,416)
 Collections on short-term loans to Affiliates                                           -       5,384,052
 Proceeds from the sale of leased properties                                     3,503,091         704,723
 Collections on loans to Affiliates, collateralized by mortgage loans            5,539,782       3,918,202
 Collection of principal on other loans                                             21,273          63,289
 Collection of principal on financing leases                                       (33,053)         (3,127)
 Change in lease security deposits                                                       -          15,123
                                                                              -------------   -------------


    Net cash used in investing activities                                      (44,353,300)    (33,788,824)
                                                                              -------------   -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of Redeemable Preferred Stock                                         (40,500,000)              -
 Proceeds from the issuance of Redeemable Preferred Stock                                -               -
 Proceeds from the issuance of Common Stock                                              -               -
 Proceeds from the Offering, net                                               132,085,740               -
 Proceeds from the issuance of notes payable                                    44,842,937      30,342,875
 Organization and offering costs                                                         -               -
 Debt issuance costs                                                                     -               -
 Principal payments of notes payable                                           (80,535,788)        (64,066)
 Dividends paid on Redeemable Preferred Stock                                  (10,913,381)     (2,375,000)
                                                                              -------------   -------------

    Net cash provided by financing activities                                   44,979,508      27,903,809
                                                                              -------------   -------------

 NET CASH FLOWS                                                                  2,774,192      (3,108,222)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    753,937       3,862,159
                                                                             --------------   -------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   3,528,129    $    753,937
                                                                             ==============   =============



                                                                                  Predecessor
                                                                           --------------------------------


                                                                                    For the Years Ended
                                                                                          December 31,
                                                                                   ------------------------
                                                                                     1996            1995
                                                                                   ---------     ----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $   2,979,345        $   882,592
 Adjustments to net income:
    Depreciation and amortization                                                   649,347             88,117
    Amortization of debt issuance costs                                             437,500                  -
    Loss (gain) on sale of properties                                               (10,351)                 -
    Deferred income tax provision                                                    95,000            189,000
    Increase in unbilled rent                                                      (563,886)           (58,468)
    (Decrease) increase in receivables and other assets                              32,232           (500,042)
    Increase in payables                                                            375,341            268,203
                                                                               -------------      ------------


    Net cash provided by operating activities                                     3,994,528            869,402
                                                                               -------------      ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of properties                                                      (55,879,245)       (41,281,845)
 Acquisition of impaired mortgage loans                                            (171,168)                 -
 Advances on loans to Affiliates, collateralized by mortgage loans              (10,055,492)                 -
 Acquisition of other loans                                                      (1,219,305)                 -
 Acquisition of financing leases                                                 (1,181,900)                 -
 Advances on short-term loans to Affiliates                                      (9,677,570)        (2,215,391)
 Collections on short-term loans to Affiliates                                    5,255,424                  -
 Proceeds from the sale of leased properties                                        789,543                  -
 Collections on loans to Affiliates, collateralized by mortgage loans            18,806,533          3,894,773
 Collection of principal on other loans                                               8,873                  -
 Collection of principal on financing leases                                              -                  -
 Change in lease security deposits                                                   50,135             76,634
                                                                                ------------       ------------


    Net cash used in investing activities                                       (53,274,172)       (39,525,829)
                                                                                ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of Redeemable Preferred Stock                                                    -                  -
 Proceeds from the issuance of Redeemable Preferred Stock                        10,000,000         40,000,000
 Proceeds from the issuance of Common Stock                                               -              1,000
 Proceeds from the Offering, net                                                          -                  -
 Proceeds from the issuance of notes payable                                     46,607,525          1,617,845
 Organization and offering costs                                                   (600,000)          (250,000)
 Debt issuance costs                                                             (1,050,000)                 -
 Principal payments of notes payable                                                (34,917)           (30,222)
 Dividends paid on Redeemable Preferred Stock                                    (3,750,000)          (713,000)
                                                                                ------------          ---------

    Net cash provided by financing activities                                    51,172,608         40,625,623
                                                                                ------------       ------------

 NET CASH FLOWS                                                                   1,892,964          1,969,196

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,969,196                  -
                                                                                ------------   ----------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   3,862,160       $  1,969,196
                                                                              ==============      =============


    The accompanying notes are an integral part of the financial statements.

                         CAPTEC NET LEASE REALTY, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

     Captec Net Lease Realty, Inc., a Delaware corporation ("Captec" or the "Company"), was formed in 1997 to continue and expand the acquisition and investment activities of Captec Net Lease Realty, Inc., a Michigan corporation ("Net Lease Michigan"), and Captec Net Lease Realty Advisors, Inc., a Michigan corporation ("Advisors Michigan"). Net Lease Michigan was formed in October 1994 for the purpose of investing in long-term net leased restaurant and retail real estate and commenced operations in February 1995. Advisors Michigan was formed in October 1994 for the purpose of providing certain advisory services to Net Lease Michigan and also commenced operations in February 1995. The Company completed its initial public offering (the "Offering") on November 19, 1997 and has subsequently operated as a real estate investment trust ("REIT").

     In connection with the Offering, Net Lease Michigan and Advisors Michigan were merged into the Company effective September 3, 1997 in exchange for 1,315,440 shares of the Company's common stock, par value $.01 per share (the "Common Stock") and 50,000 shares of Redeemable Preferred Stock. Subsequently, a reverse split of .745249 shares for each share of Common Stock was effected, resulting in 980,330 shares outstanding. The accompanying financial statements account for the merger as a purchase of Net Lease Michigan by Advisors Michigan in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the cost of the acquisition was $5,161,000 (318,607 split adjusted shares issued to the shareholders of Advisors Michigan at an assumed fair value of $16.20) and the assets acquired and liabilities assumed of Net Lease Michigan were recorded at their estimated fair values (resulting in an increase to historical recorded value of properties subject to operating leases of $5,161,000). In addition, as the principal business activities of the continuing Company consist of the activities previously performed by Net Lease Michigan, Net Lease Michigan is deemed to be the "Predecessor" company for financial reporting purposes and the accompanying balance sheet as of December 31, 1996 and the statements of operations and cash flows for the years ended December 31, 1996 and 1995, and for the period January 1, 1997 through September 30, 1997, are of Net Lease Michigan.

     Following is a summary of the Company's significant accounting policies:

A. CASH AND CASH EQUIVALENTS: Cash equivalents consists of investments in government securities money funds purchased with original maturities of less than 90 days.

B. PROPERTIES SUBJECT TO OPERATING LEASES: Properties subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years).

                         CAPTEC NET LEASE REALTY, INC.

c. RENTAL INCOME FROM OPERATING LEASES: The Company's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Company recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

d. IMPAIRED MORTGAGE LOANS: Investments in impaired mortgage loans have been recorded at the lower of the current balance due or the estimated fair value of the collateral.

e. AMORTIZATION OF ORGANIZATION COSTS: Organization costs are amortized using the straight-line method over a 5 year period.

f. INCOME TAXES: Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. Such differences arise principally from varying methods of depreciating buildings and cash basis accounting for tax purposes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, measured at the current tax rates. Deferred tax expense or benefit represents the change in the deferred tax asset or liability balance.

g. INCOME/(LOSS) PER COMMON SHARE: Income/(Loss) per common share is based on net income (loss) reduced by redeemable preferred stock dividend requirements, divided by the weighted average number of shares of Common Stock outstanding. Loss per share of Common Stock for the periods prior to October 1, 1997 was calculated as if the 980,330 split adjusted shares had been outstanding. Stock options currently outstanding (Note 12) were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's Common Stock during 1997.

h. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

I. RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 1997 presentations.

                         CAPTEC NET LEASE REALTY, INC.

2.   PROPERTIES SUBJECT TO OPERATING LEASES:

     The Company's real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. As of December 31, 1997, the initial terms of the Company's leases extend through August 31, 2025. Most leases also provide for one or more five-year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated periods during the fifth to seventh lease years.

     Net investment in properties subject to operating leases at December 31, 1997 and 1996 includes capitalized acquisition and interest costs totaling approximately $5,032,000 and $3,250,000, respectively, which costs have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following:

                                                                       December 31,
                                                           ----------------------------------
                                                                 1997              1996
                                                           ---------------    ---------------
        Land                                               $   59,007,054     $    25,647,078
        Buildings and improvements                             90,886,469          39,010,252
        Construction draws on properties (including
        land of $2,457,838 and $4,861,012 in 1997 and
        1996, respectively)                                     3,523,273           6,071,689
                                                           ---------------    ---------------
                                                              153,416,796          70,729,019
        Less accumulated depreciation                          (1,925,245)           (553,988)
                                                           --------------     ---------------
        Total                                              $  151,491,551     $    70,175,031
                                                           ==============     ===============



        The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At December 31, 1997 and 1996, the Company had approximately $4,851,000 and $4,543,000, respectively, of unfunded commitments on properties under construction.

                         CAPTEC NET LEASE REALTY, INC.

        The following is a schedule of future minimum lease payments to be received on the noncancelable operating leases as of December 31, 1997. This schedule excludes additional rents due under unfunded commitments on properties under construction which are estimated to be equal to an additional $7,931,000 in aggregate.

                                  1998                     $  15,215,689
                                  1990                        15,435,802
                                  2000                        15,580,146
                                  2001                        15,843,550
                                  2002                        16,215,232
                                  Thereafter                 193,890,519
                                                           -------------
                                  Total                    $ 272,180,938
                                                           =============



3.      LOANS TO AFFILIATES, COLLATERALIZED BY MORTGAGE LOANS:

        Loans to affiliates, collateralized by mortgage loans consist of:

                                                                                  December 31,
                                                                        ---------------------------------
                                                                               1997            1996
                                                                        ----------------  ---------------
            Loan under master revolving note collateralized
            by a subordinate interest in a portfolio of loans
            owned by an affiliate                                        $ 10,235,997       $ 3,826,838

            Loan under a master revolving note, collateralized
            by a senior interest in a portfolio of loans under an
            assignment of contracts agreement                                 907,279          3,274,876

            Promissory note collateralized by a subordinate
            class certificate issued in conjunction with an
            asset-backed sec uritization pool of long-term fixed
            rate mortgage loans and other collateralized loans              1,918,569          2,000,000
                                                                          -----------         ----------

            Total                                                         $13,061,845        $ 9,101,714
                                                                          ===========        ===========



        The master revolving note bears interest at 8.0% per annum at December 31, 1997 and 1996. The promissory note bears interest at 15.74% per annum at December 31, 1997 and 1996. Both notes are payable on demand.

                        CAPTEC NET LEASE REALTY, INC.

4.      IMPAIRED MORTGAGE LOANS:

        At December 31, 1996, the Company's investment in foreclosed mortgage loans was comprised of five mortgage loans to a single restaurant obligor. The loans bore fixed rates of interest ranging from 10.41% to 10.67% per annum and mature 15 years from the dates of origination. These loans were purchased by the Company in 1996 from an affiliate at the then outstanding balance, in anticipation of a settlement agreement with respect to the loans which resulted in the titles to the underlying properties being transferred to the Company by deeds in lieu of foreclosure. The properties were leased to new tenants under long-term operating leases and the balances were reclassified to properties subject to operating leases in the December 31, 1997 balance sheet.

5.      OTHER LOANS:

        The Company is the holder of a subordinated note with a principal balance of $703,950 and $788,512 as of December 31, 1997 and 1996,
        respectively bearing interest at a rate of 12.5% per annum. The note is currently collateralized by a subordinate interest in 16 real estate properties, which are operated under the terms of long-term net leases to a single tenant. The properties are being offered for sale to third parties during a 24 month period. Monthly lease payments and proceeds from the sale of individual properties will be used to pay both principal and interest on the loan. The note also provides for a participation interest in the proceeds from the sale of individual properties which could result in a return on the note in excess of the stated note rate. The Company also has a net investment totaling $9,034,273 as of December 31, 1997, in four land and building properties subject to operating leases with the same tenant.

        As of December 31, 1997, the Company also has made a demand loan of $421,920 collateralized by a first mortgage on a real estate property to a related party. The loan bears interest at a rate of 9.2% per annum.

6.      FINANCING LEASES:

        The net investment in financing leases as of December 31, 1997 and 1996 is comprised of the following:

                                                                                  1997                 1996
                                                                               ---------      ----------------
                       Minimum lease payments to be received                  $ 1,661,881         $ 1,555,846
                       Estimated residual value                                    93,400             109,252
                                                                               ----------          ----------
                            Gross investment in financing leases                1,705,281           1,665,098
                       Unearned income                                           (431,237)           (483,198)
                                                                              -----------         -----------
                            Net investment in financing leases                $ 1,247,044         $ 1,181,900
                                                                              ===========         ===========

                         CAPTEC NET LEASE REALTY, INC.

        The following is a schedule of future minimum lease payments to be received on financing leases as of December 31, 1997.

                         1998                         $     98,866
                         1999                               88,816
                         2000                               88,816
                         2001                               88,816
                         2002                            1,246,567
                                                       -----------
                                Total                  $ 1,611,881
                                                       ===========

        The entire investment in financing leases is comprised of a single lease to an entity which is 50.0% owned by an affiliate.

7.      NOTES PAYABLE:

        In February, 1996, the Company entered into a $100 million revolving credit agreement, which is used to provide funds for the acquisition of properties. In June, 1997, the credit facility was increased to $150 million. Amounts borrowed under the Company's revolving credit facility totaled $42,746,189 and $46,607,525 as of December 31, 1997 and 1996, respectively.

        Borrowings under the revolving credit facility are secured by a first mortgage in the properties financed. The credit agreement contains covenants which, among other restrictions, require the Company to maintain a capitalization, as defined in the agreement, of $40 million, liquid assets equal to the greater of $2 million or 5.0% of the outstanding borrowings under the facility, and a loan-to-value ratio of not more than 75.0% on the properties financed under the credit facility. During 1996, the credit facility required monthly installments of interest only at LIBOR plus 2.318%. Subsequent to the Offering, the monthly interest rate was reduced to LIBOR plus 1.75%.

        The agreement provided for commitment fees and closing expenses of $1,050,000, which were paid in February 1996 and capitalized in other assets. These capitalized fees and expenses are being amortized and treated as interest expense on a straight-line basis over the initial term of the facility. Amortization during 1997 totaled $525,000.

        On February 26, 1998 the Company entered into a new $175 million credit facility, which will be used to provide funds for the acquisition of properties (the "New Credit Facility"), and repaid all amounts outstanding under the then existing credit facility.

        The New Credit Facility has a three year term and borrowings are subject to certain borrowing base restrictions. The New Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The New Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio.

                         CAPTEC NET LEASE REALTY, INC.

        The Company had two notes payable to a financial institution with a principal balance of $1,552,706 as of December 31, 1996. These two notes were paid in November, 1997 with the proceeds from the Offering. These notes bore interest at fixed rates per annum of 9.85% and 10.35% and were collateralized by mortgages in two of the Company's real estate investments.

8.      REDEEMABLE PREFERRED STOCK:

        At December 31, 1996, 50,000 shares of Redeemable Preferred Stock ("RPS") were authorized, issued, and outstanding. The RPS had provided for mandatory redemption on December 31, 1999 at a price of $1,000 per share plus all accrued dividends, whether or not then payable, and any unpaid dividends. The Company had the right and option to redeem these shares on or after December 31, 1996 at a price of $1,000 per share plus all accrued and unpaid dividends. In connection with the Offering 40,500 preferred shares were redeemed for cash and 9,500 preferred shares were exchanged for Common Stock at the mandatory redemption value of $1,000 per share. In addition, $10,913,381 in accrued dividends were paid to the RPS holder from the Offering proceeds.

        The RPS provided for a cumulative, non-compounded dividend at the rate of $37.50 per share per quarter, proportionally adjusted for any shares issued and outstanding for less than a full calendar year. The preferred shareholder had preferential liquidation rights which required the payment of all accrued and unpaid dividends prior to the payment of any dividends or liquidation payments to the common shareholders. Dividends were paid as declared by the Company's Board of Directors based upon results of Company operations. Any dividend paid in excess of retained earnings has been accounted for as a return of capital to the holder of the RPS. RPS dividends paid and accumulated unpaid dividends through November 19, 1997 (date of redemption) were as follows:

                                                                Return of Capital
                                           From Retained        (Reduction of RPS                       Accumulated   Total Dividend
                                              Earnings           Carrying Value)        Total Paid         Unpaid      Requirements
                                           -------------        -----------------      ------------     -----------   --------------
  Year ended December 31, 1995              $   713,000          $      --             $    713,000      $2,905,493    $ 3,618,493

  Year ended December 31, 1996                3,148,936               601,064             3,750,000       3,745,902      7,495,902

  January 1, 1997 to September 30, 1997       1,804,255               570,745             2,375,000       3,250,000      5,625,000

  October 1, 1997 to November 19, 1997        1,011,986             9,901,395            10,913,381     (9,901,395)      1,011,986
                                            -----------          ------------          ------------     -----------    -----------
                                            $ 6,678,177          $ 11,073,204          $ 17,751,381          --        $17,751,381
                                            ===========          ============          ============     ===========    ===========

        Accumulated unpaid dividends were $6,651,395 and $2,905,493 as of December 31, 1996 and 1995, respectively.

9.      INCOME TAX:

        The Company will elect to be taxed as a REIT effective for its taxable period beginning September 1, 1997 and ending December 31, 1997 under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level to the

                         CAPTEC NET LEASE REALTY, INC.

        extent it distributes annually at least 95.0% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements.

        The components of the provision for income taxes were as follows:



                                         For the Period         For the Period
                                         October 1, 1997       January 1, 1997
                                        through December           through                       December 31,
                                               31,               September 30,       -------------------------------
                                              1997                  1997                  1996                 1995
                                       -------------------    -----------------      ------------       -------------
                       Current            $  284,000            $  167,000            $  ---             $ 268,000
                       Deferred             (284,000)                ---                 95,000            189,000
                                       -------------            ----------            ---------          ---------

                       Total           $       -                $  167,000            $  95,000          $ 457,000
                                       =============            ==========            =========          =========


        The reconciliation of the federal income tax provision to the amount computed by applying the statutory federal income tax rate to income before federal income taxes is summarized as follows:




                                                           For the period January
                                                              1, 1997 through                December 31,
                                                               September 30,           ---------------------------
                                                                   1997                   1996            1995
                                                                 --------              -----------     -----------
                         Federal Income taxes at
                            statutory rates                     $  670,227             $ 1,045,276      $ 455,461

                         Preferred Stock dividends
                            deducted as interest                  (503,500)               (947,400)          ---
                         Other                                         273                  (2,876)          1,539
                                                                ----------             -----------      ----------
                         Total                                  $  167,000             $    95,000      $  455,000
                                                                ==========             ===========      ==========


        The provision for federal income taxes does not bear the usual relationship to pretax income for the periods ended September 30, 1997 and December 31, 1996 principally as a result of the treatment of dividends paid on the Redeemable Preferred Stock as deductible interest expense for income purposes. If deduction as interest is challenged by the Internal Revenue Service, the Company could be assessed and ultimately required to pay taxes aggregating up to approximately $3,700,000 and $2,500,000 for deductions taken through September 30, 1997 and December 31, 1996, respectively. The Company has provided an allowance of

                         CAPTEC NET LEASE REALTY, INC.

        approximately $719,000 and $570,000 as of December 31, 1997 and December 31, 1996, respectively, to reflect its estimate of the minimum settlement of this matter, should a claim be asserted by the Internal Revenue Service. There is no assurance that if any claim is asserted, it could be settled for the amounts provided as of December 31, 1997 or any amount less than the aggregate amounts.

        The components of net deferred taxes consisted of the following:


                                                         December 31, 1996
                                                  -----------------------------------
                                                       Asset               Liability
                                                       -----               ---------
             Net operating loss carryforward        $ 602,000              $    -
             Other                                     -                     583,000
             Less, valuation allowance               (303,000)                  -
                                                    ---------              ---------
             Total deferred income taxes            $ 299,000              $ 583,000
                                                    =========              =========


10.     FINANCIAL INSTRUMENTS:

        The estimated fair value of financial instruments held by the Company at December 31, 1997 and 1996, and the valuation techniques used to estimate the fair value, were as follows:


                                                                            1997                         1996
                                                           ----------------------------  ---------------------------
                                                                            Estimated                    Estimated
                                                            Book Value      Fair Value    Book Value     Fair Value
                                                            ----------      ----------    ----------     ----------
                       Assets
                       ------
                         Cash and cash equivalents         $  3,528,129   $  3,528,129   $ 3,862,129    $ 3,862,159
                         Impaired mortgage loans                  -              -         4,066,168      4,066,168
                         Loans to affiliate,
                           collateralized by mortgage
                           loans                             13,061,845     13,061,845     9,101,714      9,101,714
                         Other loans                          1,125,870      1,125,870     1,210,432      1,210,432
                         Short-term loans to affiliates       7,449,505      7,449,505     6,637,537      6,637,537

                       Liabilities
                       -----------
                         Notes payable                       42,746,189     42,746,189    48,160,231     48,267,687

        CASH AND CASH EQUIVALENTS. The book value approximates fair value because of the short maturity of these instruments.

        IMPAIRED MORTGAGE LOANS. The fair value of the investment in impaired mortgage loans is estimated to be equal to the current balance due on the loans since title to the real property collateralizing these loans is in the process of being transferred to the Company and the estimated value of the property exceeds the loan balances.

                         CAPTEC NET LEASE REALTY, INC.

        LOANS TO AFFILIATES, COLLATERALIZED BY MORTGAGE LOANS. The book value approximates fair value because the fixed interest rates charged under these investments approximate market interest rates commensurate with this type of instrument and due to the short maturity of these loans.

        OTHER LOANS. The book value approximates fair value because the fixed interest rates charged under these investments approximate market interest rates commensurate with this type of instrument.

        SHORT-TERM LOANS TO AFFILIATES. The book value approximates fair value because the fixed interest rate charged under these investments approximates market interest rates commensurate with this type of instrument and due to the short maturity of these loans.

        NOTES PAYABLE. The fair value of floating rate debt approximates the book value due to the short maturity of the pricing mechanism for this debt. The fair value of fixed rate debt is estimated by discounting future cash flows using an estimated discount rate which reflects the rate at which the Company currently borrows under its credit facility.

11.     RELATED PARTY TRANSACTIONS AND AGREEMENTS:

        Captec Financial Group, Inc. and Captec Net Lease Advisors, Inc. ("Captec Advisors"), both affiliates of the Company, provide management and financial advisory services to the Company. During 1997, 1996, and 1995 the Company incurred $1,536,000, $935,000, and $330,000 respectively, of asset management fees and approximately $2,030,000, $2,630,000, and $654,000 respectively, in acquisition fees to affiliates. The acquisition fees were capitalized into the Company's investment in land and building subject to operating leases.

        In August, 1997 the Company entered into an Advisory Agreement with Captec Advisors whereby the Company will pay to Captec Advisors a management fee of the lesser of (i) 0.6% of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company's portfolio, or (ii) 5.0% of the Company's revenues. Under the Advisory Agreement, the Company may pay Captec Advisors an incentive fee, which will equal 15.0% of the amount by which any increase in annual Funds From Operations ("FFO") per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of Common Stock outstanding. The Company will also pay to Captec Advisors an amount equal to all costs incurred in the acquisition of properties. The sum of the incentive fee and the cost reimbursement will not exceed 3.0% of the acquisition cost of properties identified by the Advisor and acquired during the term of the Advisory Agreement.

        The Company invested in loans to affiliates which were collateralized by mortgage loans (see Note 3). In addition, the Company had the following short-term loans to affiliates at December 31, 1997 and 1996:

                         CAPTEC NET LEASE REALTY, INC.

                                                             1997                          1996
                                                        -----------                   -----------
            Captec Financial Group, Inc.                $ 7,253,972                   $ 6,442,004
            Others                                          195,533                       195,533
                                                        -----------                    ----------
            Total                                       $ 7,449,505                   $ 6,637,537
                                                        ===========                   ===========


        The above loans principally represent demand notes to affiliates, which were entered into as a short-term investments by the Company. In particular, the proceeds of the loans to Captec Financial Group, Inc. are principally used as short-term warehouse financing for Captec Financial Group's lending and leasing activities. These loans bear interest at the rate of 8.0% per annum and are payable on demand.

        At December 31, 1997, the Company was owed interest accrued on the loans to affiliates, collateralized by mortgage loans, and the investment in short-term loans totaling approximately $608,000, which was offset by approximately $421,000 of amounts payable to such affiliates, resulting in a net balance due from affiliates of approximately $187,000. Interest earned on the loans during 1997 and 1996 was $1,450,207 and $1,871,846, respectively.

        In connection with the Offering, the Company has agreed to acquire in early 1998 the general partnership interests of Captec Franchise Capital Partners L.P. III, a Delaware limited partnership, and Captec Franchise Capital Partners L.P. IV, a Delaware limited partnership, which are affiliated limited partnerships. The Company has agreed to acquire these general partnership interests from wholly-owned subsidiaries of Captec Financial Group, Inc. and an executive of the Company for $3.3 million in the aggregate. The acquisition by the Company of the general partnership interest in each affiliated partnership is contingent on the approval of a majority of the limited partners' interests of each affiliated partnership.

12.     STOCK OPTION PLANS

        The Company established the Long-Term Incentive Plan (the "Plan") to promote the long-term growth and profitability of the Company by enabling it to attract, retain and reward key employees of the Company and to strengthen the mutuality of interest between such key employees and the Company's stockholders. Grants of share options, restricted shares, share appreciation rights, other share-based awards or any combination thereof, may be made under the Plan. In connection with the Offering, the Company granted options under the Plan to officers to purchase an aggregate 650,000 shares of Common Stock at the initial public offering price of $18.00 per share. The options vest ratably over three years and expire 10 years after the date of grant.

        In addition, the Company has reserved 400,000 shares of Common Stock for issuance under the Plan. The exercise price of share options granted under the Plan may not be less than the fair market value of the shares on the date the option is granted. Eligible employees of the Company may participate in the Plan, which is administered by the Compensation Committee of the Board of Directors.

                         CAPTEC NET LEASE REALTY, INC.

        The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1997, $3.42 per share, the pro forma effects on the Company's net income and earnings per share for the period October 1, 1997 through December 31, 1997 would have been reduced to the pro forma amounts indicated below:

                                                          As Reported                Pro Forma
                                                          -----------                ---------
           Income attributable to common stock             $ 985,683                 $ 862,183

           Income per share                                $    0.20                 $    0.17

        The fair value per share of each option granted was estimated at the date of the grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 8.33%; expected stock price volatility of 20%; risk-free interest rate of 6.18%; and an expected option term of five years.

13.     ADDITIONAL FINANCIAL INFORMATION

        Additional information with respect to cash flows is as follows (in thousands):



                                                                For the
                                                                period         For the period
                                                              October 1,      January 1, 1997
                                                             1997 through    through September        December 31,
                                                             December 31,           30,          --------------------
                                                                  1997             1997             1996        1995
                                                            -------------     ---------------    --------    --------
                Cash paid for interest                       $  1,599           $  3,837          $  1,241   $  112
                Cash paid for taxes                                -                  -                 13       -

                Non-cash transfers:  From loans to
                 affiliate, collateralized by mortgage
                 loans to investment in impaired loans                                               3,895
                Non-cash transfers:  From impaired
                 mortgage loans to properties subject
                 to operating leases                         $    788           $  3,278
                Common stock issued for conversion
                 and redemption of preferred stock
                                                             $  9,500
                Common stock issued in merger and
                 subsequent stock split                                         $  5,161

                         CAPTEC NET LEASE REALTY, INC.

                  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)




        The pro forma financial information set forth on the accompanying schedule is presented as if the Offering and application of proceeds therefrom occurred on January 1, 1996. The pro forma financial information is not audited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated on the dates described, nor does it purport to represent the Company's future financial position or results of operations.

        The principal adjustments to the pro forma financial information are:
        (i) the reduction of interest expense based on repayment of notes payable; (ii) a reduction in management fees to conform with the terms of the new advisory agreement negotiated in conjunction with the Offering; (iii) elimination of the provision for income tax based upon the intent of the Company to qualify as a REIT; and (iv) elimination of preferred stock dividend requirements, the aggregate effects of which were offset in part by an increase in general and administrative expenses to reflect the commencement of salaries and benefits and other incremental costs related to operating as a public REIT and an increase in depreciation expense to reflect the increase in recorded values of properties subject to operating leases.

                         CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                 PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                              Year Ended
                                                                                             December 31,
                                                                                    1997                 1996
                                                                                    ----                 ----
                 Revenue:
                    Rental income                                             $    11,565,400      $       4,907,324
                    Interest income on loans to Affiliates                            988,129              1,646,950
                    Interest income on investments                                    158,578                 44,420
                    Interest income on short-term loans to Affiliates                 477,962                302,147
                    Other                                                             591,442                486,510
                                                                              ----------------     -----------------

                                 Total revenue                                     13,781,511              7,387,351
                                                                              ----------------     -----------------

                 Expenses:
                    Interest                                                          520,729                   -
                    Management fees, Affiliates                                       639,412                316,241
                    General and administrative                                      1,021,808              1,119,784
                    Depreciation and amortization                                   1,734,361                778,347
                                                                              ----------------     -----------------

                                 Total expenses                                     3,916,310              2,214,372
                                                                              ----------------     -----------------

                                 Income before gain on sale of properties           9,865,201              5,172,979

                 Gain on sale of properties                                           148,147                     -
                                                                              ----------------     -----------------

                                 Net income                                   $    10,013,348      $       5,172,979
                                                                              ================     =================

                                 Net Income per share                         $          1.05      $            0.54
                                                                              ================     =================

                                 Gain on sale of properties                          (148,147)                  -

                                 Depreciation and amortization                      1,734,361                778,347
                                                                              ----------------     -----------------

                                 Funds From Operations ("FFO")                $    11,599,562      $       5,951,326
                                                                              ================     =================


                                 FFO per share                                $          1.22      $            0.63
                                                                              ================     =================


                                 Weighted average shares outstanding                9,508,108              9,508,108
                                                                              ================     =================

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.

In connection with our audit of the financial statements of Captec Net Lease Realty, Inc. as of December 31, 1997 and for the period October 1 through December 31, 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
March 16, 1998

                                  SCHEDULE III
                    PROPERTIES AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997

                                                                                               GROSS
                                                                                  COST         AMOUNT
                                                                              CAPITALIZED     AT WHICH
                                                                  INITIAL      SUBSEQUENT    CARRIED AT
                         TYPE OF       STATE                        COST           TO          CLOSE       ACCUMULATED
       CONCEPT           PROPERTY     LOCATION   ENCUMBRANCES    TO COMPANY   ACQUISITION    OF PERIOD    DEPRECIATION
       -------           --------     --------   ------------    ----------   -----------    ---------    ------------

 COMMENCED LEASES
 ----------------
 TACO CABANA           RESTAURANT        NV                 -    1,562,844              -    1,562,844          79,971
 GOLDEN CORRAL         RESTAURANT        TX                 -    2,024,425              -    2,024,425          53,037
 ROADHOUSE GRILL       RESTAURANT        NY                 -    1,048,395              -    1,048,395          24,929
 KENNY ROGERS          RESTAURANT        NM                 -      890,557              -      890,557               -
 ROASTERS
 DENNY'S               RESTAURANT        TX                 -      662,144              -      662,144          32,491
 POPEYE'S              RESTAURANT        GA                 -      877,941              -      877,941          20,261
 APPLEBEE'S            RESTAURANT        WA                 -    1,986,432              -    1,986,432          44,635
 DENNY'S               RESTAURANT        TX                 -      898,908              -      898,908          15,721
 DENNY'S               RESTAURANT        TX                 -      894,042              -      894,042          16,070
 DENNY'S               RESTAURANT        NC                 -    1,048,663              -    1,048,663          26,929
 DENNY'S               RESTAURANT        NC                 -      816,140              -      816,140          26,951
 TACO CABANA           RESTAURANT        GA                 -    1,067,838              -    1,067,838          28,046
 TACO CABANA           RESTAURANT        GA                 -    1,186,604              -    1,186,604          26,862
 APPLEBEE'S            RESTAURANT        MO                 -    2,087,796              -    2,087,796          48,067
 RED ROBIN             RESTAURANT        WA                 -    3,153,767              -    3,153,767          74,361
 STANFORD'S            RESTAURANT        CO                 -    2,427,861              -    2,427,861          71,226
 RED ROBIN             RESTAURANT        CO                 -    3,283,130              -    3,283,130          59,900
 CARROWS               RESTAURANT        CA                 -    1,213,931              -    1,213,931          33,317
 CARROWS               RESTAURANT        CA                 -    1,213,931              -    1,213,931          27,822
 CARROWS               RESTAURANT        CA                 -    1,324,288              -    1,324,288          28,886
 BOSTON MARKET         RESTAURANT        NJ                 -      893,894              -      893,894          17,018
 BOSTON MARKET         RESTAURANT        PA                 -      827,680              -      827,680          10,572
 BOSTON MARKET         RESTAURANT        OH                 -      938,037              -      938,037          20,460
 BOSTON MARKET         RESTAURANT        PA                 -      717,323              -      717,323           9,823
 BOSTON MARKET         RESTAURANT        WA                 -    1,340,841              -    1,340,841          30,751
 CARROWS               RESTAURANT        CA                 -    1,103,573              -    1,103,573          34,900
 BLOCKBUSTER VIDEO     RETAIL            TX           535,000      843,130              -      843,130          20,562
 BLOCKBUSTER VIDEO     RETAIL            TX           537,000      790,158              -      790,158          24,344
 DENNY'S               RESTAURANT        TX           825,000    1,213,931              -    1,213,931          21,531
 BOSTON MARKET         RESTAURANT        WA                 -      940,356              -      940,356          12,904
 BOSTON MARKET         RESTAURANT        OH                 -      767,065              -      767,065          12,252
 BOSTON MARKET         RESTAURANT        WI                 -      929,213              -      929,213           8,846
 BOSTON MARKET         RESTAURANT        MI                 -    1,070,466              -    1,070,466          13,341
 BOSTON MARKET         RESTAURANT        PA                 -      915,966              -      915,966          17,538
 BOSTON MARKET         RESTAURANT        OR                 -    1,218,782              -    1,218,782          29,996
 BOSTON MARKET         RESTAURANT        PA                 -      887,273              -      887,273          14,496
 BOSTON MARKET         RESTAURANT        OR                 -    1,361,809              -    1,361,809          20,039
 BOSTON MARKET         RESTAURANT        WA                 -    1,050,145              -    1,050,145          12,148
 BOSTON MARKET         RESTAURANT        IL                 -    1,880,489              -    1,880,489          36,948
 BOSTON MARKET         RESTAURANT        IL                 -      887,273              -      887,273          16,900
 BOSTON MARKET         RESTAURANT        IN                 -    1,644,324              -    1,644,324          32,512
 BOSTON MARKET         RESTAURANT        IL                 -      619,105              -      619,105          13,680
 BOSTON MARKET         RESTAURANT        PA                 -      726,342              -      726,342           4,198
 JACK IN THE BOX       RESTAURANT        CA                 -    1,035,703              -    1,035,703          12,892
 RED LINE BURGERS      RESTAURANT        TX                 -      280,620              -      280,620          14,020
 RED LINE BURGERS      RESTAURANT        TX                 -      280,620              -      280,620          14,040
 DENNY'S               RESTAURANT        LA                 -    1,182,368              -    1,182,368          13,056
 MOUNTAIN JACK'S       RESTAURANT        MI                 -    1,533,967              -    1,533,967          36,711
 MOUNTAIN JACK'S       RESTAURANT        MI                 -    1,125,645              -    1,125,645          21,788
 BABIES R US           RETAIL            MO                 -    3,156,219              -    3,156,219          69,695
 BOSTON MARKET         RESTAURANT        PA                 -      909,531              -      909,531           5,922
 MOUNTAIN JACK'S       RESTAURANT        OH                 -    1,655,360              -    1,655,360          23,770
 BOSTON MARKET         RESTAURANT        IL                 -    1,909,327              -    1,909,327          23,382
 BOSTON MARKET         RESTAURANT        PA                 -    1,122,178              -    1,122,178           1,075
 BLACK ANGUS           RESTAURANT        MN         1,931,250    2,836,183              -    2,836,183          52,659
 BLACK ANGUS           RESTAURANT        MN         1,380,000    2,030,575              -    2,030,575          46,444
 BLACK ANGUS           RESTAURANT        MN         1,597,500    2,350,611              -    2,350,611          47,868
 BLACK ANGUS           RESTAURANT        MN         1,683,750    2,472,004              -    2,472,004          42,595
 DENNY'S               RESTAURANT        FL           825,000    1,160,681              -    1,160,681           3,281



                         DATE OF
                       ACQUISITION/   ACQUISITION/
       CONCEPT         CONSTRUCTION   CONSTRUCTION    DEPRECIATION
       -------         ------------   ------------    ------------

 COMMENCED LEASES
 ----------------
 TACO CABANA                  1994    ACQUISITION       40 YEARS
 GOLDEN CORRAL                1995    ACQUISITION       40 YEARS
 ROADHOUSE GRILL              1995    ACQUISITION       40 YEARS
 KENNY ROGERS                 1997    ACQUISITION       40 YEARS
 ROASTERS
 DENNY'S                      1995    ACQUISITION       40 YEARS
 POPEYE'S                     1996    ACQUISITION       40 YEARS
 APPLEBEE'S                   1996    CONSTRUCTION      40 YEARS
 DENNY'S                      1995    ACQUISITION       40 YEARS
 DENNY'S                      1995    ACQUISITION       40 YEARS
 DENNY'S                      1995    ACQUISITION       40 YEARS
 DENNY'S                      1995    ACQUISITION       40 YEARS
 TACO CABANA                  1995    ACQUISITION       40 YEARS
 TACO CABANA                  1996    ACQUISITION       40 YEARS
 APPLEBEE'S                   1996    CONSTRUCTION      40 YEARS
 RED ROBIN                    1996    ACQUISITION       40 YEARS
 STANFORD'S                   1996    ACQUISITION       40 YEARS
 RED ROBIN                    1996    CONSTRUCTION      40 YEARS
 CARROWS                      1996    ACQUISITION       40 YEARS
 CARROWS                      1996    ACQUISITION       40 YEARS
 CARROWS                      1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1997    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 CARROWS                      1996    ACQUISITION       40 YEARS
 BLOCKBUSTER VIDEO            1996    ACQUISITION       40 YEARS
 BLOCKBUSTER VIDEO            1996    ACQUISITION       40 YEARS
 DENNY'S                      1996    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1997    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1996    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1997    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1997    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1997    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1996    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1997    CONSTRUCTION      40 YEARS
 JACK IN THE BOX              1996    ACQUISITION       40 YEARS
 RED LINE BURGERS             1995    ACQUISITION       40 YEARS
 RED LINE BURGERS             1995    ACQUISITION       40 YEARS
 DENNY'S                      1997    CONSTRUCTION      40 YEARS
 MOUNTAIN JACK'S              1996    ACQUISITION       40 YEARS
 MOUNTAIN JACK'S              1996    ACQUISITION       40 YEARS
 BABIES R US                  1996    ACQUISITION       40 YEARS
 BOSTON MARKET                1997    CONSTRUCTION      40 YEARS
 MOUNTAIN JACK'S              1997    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1997    CONSTRUCTION      40 YEARS
 BOSTON MARKET                1997    CONSTRUCTION      40 YEARS
 BLACK ANGUS                  1996    ACQUISITION       40 YEARS
 BLACK ANGUS                  1996    ACQUISITION       40 YEARS
 BLACK ANGUS                  1996    ACQUISITION       40 YEARS
 BLACK ANGUS                  1996    ACQUISITION       40 YEARS
 DENNY'S                      1997    CONSTRUCTION      40 YEARS

 GOLDEN CORRAL         RESTAURANT        FL         1,650,000       2,273,361              -       2,273,361           9,188
 MICHAEL'S CRAFTS      RETAIL            MD         2,380,000       2,770,281              -       2,770,281           2,953
 BURGER KING           RESTAURANT        WV                 -         993,425              -         993,425           5,479
 BLOCKBUSTER MUSIC     RETAIL            AL         1,036,500       1,526,653              -       1,526,653          13,024
 VIDEO UPDATE          RETAIL            AZ                 -       1,098,541              -       1,098,541           9,900
 VIDEO UPDATE          RETAIL            IL                 -       1,330,484              -       1,330,484          18,171
 ARBY'S                RESTAURANT        IN                 -       1,093,288              -       1,093,288           8,558
 DENNY'S               RESTAURANT        AZ                 -       1,103,891              -       1,103,891           2,242
 NISSAN                AUTO DEALER       GA                 -       3,250,023              -       3,250,023          34,565
 BMW                   AUTO DEALER       GA                 -       7,115,013              -       7,115,013          67,580
 VIDEO UPDATE          RETAIL            MO                 -       1,169,979              -       1,169,979           3,119
 DAMON'S               RESTAURANT        AZ                 -       1,429,445              -       1,429,445           3,375
 KENNY ROGERS          RESTAURANT        AZ                 -         838,167              -         838,167           5,220
 ROASTERS
 KENNY ROGERS          RESTAURANT        AZ                 -         825,409              -         825,409           5,054
 ROASTERS
 KENNY ROGERS          RESTAURANT        AZ                 -         898,896              -         898,896           4,934
 ROASTERS
 BLOCKBUSTER VIDEO     RETAIL            SC                 -       1,377,353              -       1,377,353           3,220
 WHATABURGER           RESTAURANT        NM                 -         894,568              -         894,568           6,631
 HOOTERS               RESTAURANT        FL                 -       1,048,870              -       1,048,870          38,729
 VIDEO UPDATE          RETAIL            NM         1,310,308       1,344,400              -       1,344,400          22,337
 VIDEO UPDATE          RETAIL            MN         1,102,000       1,134,740              -       1,134,740               -
 BURGER KING           RESTAURANT        VA           892,500       1,102,500              -       1,102,500           2,581
 BLOCKBUSTER VIDEO     RETAIL            GA                 -       1,033,801              -       1,033,801           2,904
 TEXAS ROADHOUSE       RESTAURANT        CO                 -       1,365,889              -       1,365,889           3,828
 CARINO'S              RESTAURANT        TX                 -       2,070,003              -       2,070,003          10,852
 CARINO'S              RESTAURANT        TX                 -       1,917,860              -       1,917,860          12,701
 BOSTON MARKET         RESTAURANT        MI                 -       1,171,769              -       1,171,769           1,733
 BOSTON MARKET         RESTAURANT        MI                 -       1,150,607              -       1,150,607           1,601
 BOSTON MARKET         RESTAURANT        IL                 -       1,602,747              -       1,602,747           2,819
 BOSTON MARKET         RESTAURANT        IL                 -       1,293,062              -       1,293,062           1,801
 ARBY'S                RESTAURANT        MI                 -         787,500              -         787,500           2,406
 KEG STEAKHOUSE        RESTAURANT        WA         2,285,125         906,400              -         906,400               -
 KEG STEAKHOUSE        RESTAURANT        WA         1,244,100       1,781,900              -       1,781,900               -
 KEG STEAKHOUSE        RESTAURANT        WA         1,347,775       1,854,000              -       1,854,000               -
 KEG STEAKHOUSE        RESTAURANT        WA           900,900       1,236,000              -       1,236,000               -
 KEG STEAKHOUSE        RESTAURANT        OR           672,100         865,200              -         865,200               -
 BLOCKBUSTER VIDEO     RETAIL            AL           747,150         874,125              -         874,125           2,124
 BLOCKBUSTER VIDEO     RETAIL            AL           733,550         874,125              -         874,125           2,077
 SPORTMART             RETAIL            IL         4,340,050       6,096,913              -       6,096,913           7,836
 STOP & GO             RETAIL            TX           826,278         841,278              -         841,278           1,263
 CIRCLE K              RETAIL            GA         1,197,637       1,227,637              -       1,227,637               -
 STOP & GO             RETAIL            TX           620,643         635,643              -         635,643               -
 CIRCLE K              RETAIL            CA         1,386,987       1,416,987              -       1,416,987               -
 CIRCLE K              RETAIL            CA         1,386,641       1,416,641              -       1,416,641               -
 STOP & GO             RETAIL            TX           988,882       1,003,882              -       1,003,882               -
 STOP & GO             RETAIL            TX           976,496         991,496              -         991,496               -
 STOP & GO             RETAIL            TX           819,047         834,047              -         834,047               -
 APPLEBEE'S            RESTAURANT        KY         1,680,000       1,730,400              -       1,730,400               -
                                                    ---------       ---------      ----------   ------------    ------------


 SUBTOTAL - COMMENCED LEASES                       39,839,169     149,877,604              -     149,877,604       1,925,245
                                                   -----------    -----------      ----------   ------------    ------------

 GOLDEN CORRAL                  1997    CONSTRUCTION      40 YEARS
 MICHAEL'S CRAFTS               1997    ACQUISITION       40 YEARS
 BURGER KING                    1997    CONSTRUCTION      40 YEARS
 BLOCKBUSTER MUSIC              1997    ACQUISITION       40 YEARS
 VIDEO UPDATE                   1997    ACQUISITION       40 YEARS
 VIDEO UPDATE                   1997    ACQUISITION       40 YEARS
 ARBY'S                         1997    ACQUISITION       40 YEARS
 DENNY'S                        1997    CONSTRUCTION      40 YEARS
 NISSAN                         1997    ACQUISITION       40 YEARS
 BMW                            1997    ACQUISITION       40 YEARS
 VIDEO UPDATE                   1997    ACQUISITION       40 YEARS
 DAMON'S                        1997    ACQUISITION       40 YEARS
 KENNY ROGERS                   1997    ACQUISITION       40 YEARS
 ROASTERS
 KENNY ROGERS                   1997    ACQUISITION       40 YEARS
 ROASTERS
 KENNY ROGERS                   1997    ACQUISITION       40 YEARS
 ROASTERS
 BLOCKBUSTER VIDEO              1997    ACQUISITION       40 YEARS
 WHATABURGER                    1997    ACQUISITION       40 YEARS
 HOOTERS                        1997    ACQUISITION       40 YEARS
 VIDEO UPDATE                   1997    ACQUISITION       40 YEARS
 VIDEO UPDATE                   1997    ACQUISITION       40 YEARS
 BURGER KING                    1997    CONSTRUCTION      40 YEARS
 BLOCKBUSTER VIDEO              1997    ACQUISITION       40 YEARS
 TEXAS ROADHOUSE                1997    ACQUISITION       40 YEARS
 CARINO'S                       1997    ACQUISITION       40 YEARS
 CARINO'S                       1997    ACQUISITION       40 YEARS
 BOSTON MARKET                  1997    ACQUISITION       40 YEARS
 BOSTON MARKET                  1997    ACQUISITION       40 YEARS
 BOSTON MARKET                  1997    ACQUISITION       40 YEARS
 BOSTON MARKET                  1997    ACQUISITION       40 YEARS
 ARBY'S                         1997    ACQUISITION       40 YEARS
 KEG STEAKHOUSE                 1997    ACQUISITION       40 YEARS
 KEG STEAKHOUSE                 1997    ACQUISITION       40 YEARS
 KEG STEAKHOUSE                 1997    ACQUISITION       40 YEARS
 KEG STEAKHOUSE                 1997    ACQUISITION       40 YEARS
 KEG STEAKHOUSE                 1997    ACQUISITION       40 YEARS
 BLOCKBUSTER VIDEO              1997    ACQUISITION       40 YEARS
 BLOCKBUSTER VIDEO              1997    ACQUISITION       40 YEARS
 SPORTMART                      1997    ACQUISITION       40 YEARS
 STOP & GO                      1997    ACQUISITION       40 YEARS
 CIRCLE K                       1997    ACQUISITION       40 YEARS
 STOP & GO                      1997    ACQUISITION       40 YEARS
 CIRCLE K                       1997    ACQUISITION       40 YEARS
 CIRCLE K                       1997    ACQUISITION       40 YEARS
 STOP & GO                      1997    ACQUISITION       40 YEARS
 STOP & GO                      1997    ACQUISITION       40 YEARS
 STOP & GO                      1997    ACQUISITION       40 YEARS
 APPLEBEE'S                     1997    ACQUISITION       40 YEARS



 SUBTOTAL - COMMENCED LEASES

 CONSTRUCTION DRAWS ON LEASES
 ----------------------------
 GOLDEN CORRAL         RESTAURANT        FL         1,008,000        947,884            -        947,884             -
 GOLDEN CORRAL         RESTAURANT        NE           980,000        316,170            -        316,170             -
 ARBY'S                RESTAURANT        GA                 -        661,431            -        661,431             -
 TEXAS ROADHOUSE       RESTAURANT        CO                 -        552,371            -        552,371             -
 CARINO'S              RESTAURANT        TX           806,400        599,477            -        599,477             -
 ATHLETE'S FOOT        RETAIL            GA                 -        461,858            -        461,858             -
                                                    ----------      --------     ---------       --------      -------

 SUBTOTAL - CONSTRUCTION DRAWS                      2,794,400      3,539,191            -      3,539,192             -
                                                    ----------     ----------    ---------     ----------      --------


 GRAND TOTAL - ALL REAL ESTATE LEASES              42,633,569    153,416,795            -    153,416,796     1,925,245
                                                   -----------   ----------      ---------   ------------    ----------
 CONSTRUCTION DRAWS ON LEASES
 ----------------------------
 GOLDEN CORRAL                                            1997    CONSTRUCTION               -
 GOLDEN CORRAL                                            1997    CONSTRUCTION               -
 ARBY'S                                                   1997    CONSTRUCTION               -
 TEXAS ROADHOUSE                                          1997    CONSTRUCTION               -
 CARINO'S                                                 1997    CONSTRUCTION               -
 ATHLETE'S FOOT                                           1997    CONSTRUCTION               -

 SUBTOTAL - CONSTRUCTION DRAWS

 GRAND TOTAL - ALL REAL ESTATE LEASES


                        CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
             PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)


        Notes:

        The changes in total properties for the years ended December 31, 1997 and 1996 are as follows:

                                                                           1996                   1997
                                                                           ----                   ----
         Balance, beginning of year                                   $ 70,729,019           $ 15,639,317
         Acquisitions                                                   81,337,347             55,879,245
         Increase in historical recorded value resulting
           from merger                                                   5,161,000
         Dispositions and other                                         (3,810,570)              (789,543)
                                                                        -----------              ---------
         Balance, end of year                                         $153,416,796           $ 70,729,019
                                                                      ============           ============



        The changes in accumulated depreciation for the years ended December 31, 1997 and 1996 are as follows:

                                                                          1997                 1996
                                                                          ----                 ----
           Balance, beginning of year                                 $   553,988          $  84,992
           Depreciation expense                                         1,436,361            479,347
           Dispositions and other                                         (65,104)           (10,351)
                                                                          --------           --------
           Balance, end of year                                       $ 1,925,245          $ 553,988
                                                                      ===========          =========