Form 10-Q
period 1998-03-31
CAPTEC NET LEASE REALTY INC
filed 1998-05-15
CIK 1045281

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------

                                      OR

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ----------------------------

Commission file number:             1045281
                                    -------

                         CAPTEC NET LEASE REALTY, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                             38-3368333
 (State or other jurisdiction                                           (IRS Employer
 of incorporation or organization)                                       Identification Number)

                  24 Frank Lloyd Wright Drive, Ann Arbor, Michigan     48106
                  ------------------------------------------------     -----
                  (Address of principal executive offices)             (Zip Code)

                                (313) 994-5505
                                --------------
                       (Registrant's telephone number)

                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes X   No
                         ---    ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of May 15, 1998 (the latest practicable date).

Common Stock, $.01 par value                             9,508,108
----------------------------                             ---------
(Class)                                                  (Number of shares)

                           CAPTEC NET LEASE REALTY, INC.

                                     CONTENTS

Item No.                                                                      Page
--------                                                                      ----

PART I      FINANCIAL INFORMATION

1           Financial Statements:

            Balance Sheet                                                        3
            Statement of Operations                                              4
            Statement of Changes in Stockholders' Equity                         5
            Statement of Cash Flows                                              6
            Notes to Financial Statements                                    7 - 9

2           Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10 - 12

3           Quantitative and Qualitative Disclosures about Market Risk          12

PART II     OTHER INFORMATION

Other Information                                                               13

                        CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                                BALANCE SHEET

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 1998              1997
                                                                                 ----              ----
ASSETS                                                                        (unaudited)
------
Cash and cash equivalents                                                   $   1,211,120     $   3,528,129

Investments:
   Properties subject to operating leases, net                                173,795,215       151,491,551
   Loans to affiliates, collateralized by mortgage loans                       13,113,787        13,061,845
   Other loans                                                                    703,505           703,950
   Other loans, related party                                                     416,360           421,920
   Financing leases, net                                                        1,321,925         1,274,044
                                                                            -------------     -------------
             Total investments                                                189,350,792       166,953,310


Short-term loans to affiliates                                                  7,397,563         7,449,505
Unbilled rent                                                                   2,674,563         2,271,043
Accounts receivable                                                               557,429           651,481
Due from affiliates                                                               401,808           186,625
Other assets                                                                    1,864,097           661,875
                                                                            -------------     -------------

             Total assets                                                   $ 203,457,372     $ 181,701,968
                                                                            =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Notes payable                                                            $  63,984,988     $  42,746,189
   Accounts payable                                                               511,945         1,434,668
   Dividends payable                                                            3,565,540         1,854,082
   Federal income tax payable                                                     719,000           719,000
   Security deposits held on leases                                               194,406           141,892
                                                                            -------------     -------------

             Total liabilities                                                 68,975,879        46,895,831
                                                                            -------------     -------------


Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                                     95,081            95,081
   Paid in capital                                                            134,711,056       134,711,056
   Accumulated dividends in excess of net earnings                               (324,644)               -
                                                                            -------------     -------------

             Total stockholders' equity                                       134,481,493       134,806,137
                                                                            -------------     -------------

             Total liabilities and stockholders' equity                     $ 203,457,372     $ 181,701,968
                                                                            =============     =============

                         CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                           STATEMENTS OF OPERATIONS

                                                                          Three Months Ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                                      PREDECESSOR
                                                                      1998               1997
                                                                      ----               ----
                                                                            (unaudited)
Revenue:

     Rental income                                                   $ 4,819,470        $ 2,265,329
     Interest income on loans to affiliates                              296,410            260,490
     Interest income on short-term loans to affiliates                   159,466            141,237
     Interest and other income                                           348,255             43,836
                                                                     -----------        -----------

              Total revenue                                            5,623,601          2,710,892
                                                                     -----------        -----------

Expenses:

     Interest                                                          1,070,321          1,187,707
     Management fees, affiliates                                         253,315            250,000
     General and administrative                                          350,362             84,766
     Depreciation and amortization                                       661,119            313,169
                                                                     -----------        -----------

              Total expenses                                           2,335,117          1,835,642
                                                                     -----------        -----------

              Income before gain (loss) on sale of
                  properties and income tax                            3,288,484            875,250

Gain (loss) on sale of properties                                        (47,588)           (58,687)
                                                                     -----------        -----------

              Income before income tax                                 3,240,896            816,563

Provision for income tax                                                      -                  -
                                                                     -----------        -----------

              Net income                                             $ 3,240,896            816,563
                                                                     ===========

Redeemable preferred stock dividend requirements                                          1,125,000
                                                                                        -----------

              Loss attributable to common stock                                         $  (308,437)
                                                                                        ===========

              Income (Loss) per common share:
                Basic                                                $      0.34        $     (0.31)
                                                                     ===========        ===========
                Diluted                                              $      0.34
                                                                     ===========

Weighted average number of common shares
     outstanding                                                       9,508,108            980,330
                                                                     ===========        ===========

                        CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (unaudited)

                                                                                                  Accumulated
                                                                                                  Dividends in           Total
                                                                Common           Paid-In           Excess of         Stockholders'
                                                                Stock            Capital            Earnings             Equity
                                                                -----            -------            --------             ------
BALANCE, JANUARY 1, 1998                                        $ 95,081         $ 134,711,056     $       -          $ 134,806,137

Net income                                                           -                     -         3,240,896            3,240,896

Common stock dividends ($0.375 per share)                            -                     -        (3,565,540)          (3,565,540)
                                                                --------         -------------     -----------        -------------

BALANCE, MARCH 31, 1998                                         $ 95,081         $ 134,711,056     $  (324,644)       $ 134,481,493
                                                                ========         =============     ===========        =============

                        CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (unaudited)

                                                                                                          Predecessor
                                                                                          1998                1997
                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                           $   3,240,896        $   816,563
Adjustments to net income:
   Depreciation and amortization                                                           661,119            313,169
   Amortization of debt issuance costs                                                     138,611            131,250
   Loss on sale of property                                                                 47,588             56,687
   Increase in unbilled rent                                                              (403,520)          (450,624)
   Increase in receivables and other assets                                               (194,937)          (360,291)
   Increase (decrease) in payables                                                        (922,723)           214,276
                                                                                     --------------       -----------

   Net cash provided by operating activities                                             2,567,034            721,030
                                                                                     --------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of properties                                                              (24,015,896)        (9,307,623)
Advances on loans to affiliates, collateralized by
   mortgage loans                                                                          (51,942)        (3,073,663)
Acquisition of financing leases                                                                  -           (398,774)
Advances on short-term loans to affiliates                                                       -            (68,525)
Collections on short-term loans to affiliates                                               51,942                  -
Proceeds from the sale of property                                                       1,046,025            200,522
Collection of principal on other loans                                                       6,005             10,152
Change in lease security deposits                                                           52,514             21,333
                                                                                     --------------       -----------

   Net cash used in investing activities                                               (22,911,352)       (12,616,578)
                                                                                     --------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid on common stock                                                          (1,854,082)
Proceeds from the issuance of notes payable                                             63,984,988         10,619,844
Debt issuance costs                                                                     (1,357,408)                 -
Principal payments of notes payable                                                    (42,746,189)                 -
Dividends paid on redeemable preferred stock                                                    -          (1,125,000)
                                                                                     --------------      ------------

   Net cash provided by financing activities                                            18,027,309          9,494,844
                                                                                     --------------       -----------

NET CASH FLOWS                                                                          (2,317,009)        (2,400,704)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           3,528,129          3,862,159
                                                                                     --------------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   1,211,120        $ 1,461,455
                                                                                     =============        ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                            $   1,122,681        $ 1,007,528
                                                                                     =============        ===========

                        CAPTEC NET LEASE REALTY, INC.
                        NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

      a. MERGER: Captec Net Lease Realty, Inc., a Delaware corporation ("Captec" or the "Company") was formed in August 1997 to continue and expand the acquisition and investment activities of Captec Net Lease Realty, Inc., a Michigan corporation ("Net Lease Michigan"), and Captec Net Lease Realty Advisors, Inc., a Michigan corporation ("Advisors Michigan"). Net Lease Michigan was formed in October 1994 for the purpose of investing in long-term net leased restaurant and retail real estate and commenced operations in February 1995. Net Lease Michigan was formed in October 1994 for the purpose of providing certain advisory services to Net Lease Michigan and also commenced operations in February 1995. The Company completed its initial public offering (the "Offering") in November 1997 and has subsequently operated as a real estate investment trust ("REIT").

      In connection with the Offering, Net Lease Michigan and Advisors Michigan were merged into the Company effective September 30, 1997 in exchange for 1,315,440 shares of the Company's common stock, par value $.01 (the "Common Stock") and 50,000 shares of redeemable preferred stock. Subsequently, a reverse split of .745249 shares for each share of Common Stock was effected, resulting in 980,330 shares outstanding. The accompanying financial statements account for the merger as a purchase of Net Lease Michigan by Advisors Michigan in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the cost of the acquisition was $5,161,000 (318,607 split adjusted shares issued to the shareholders of Advisors Michigan at an assumed fair value of $16.20) and the assets acquired and liabilities assumed of Net Lease Michigan were recorded at their estimated fair values (resulting in an increase to historical recorded value of properties subject to operating leases of $5,161,000). In addition, as the principal business activities of the Company consist of the activities performed by Net Lease Michigan, Net Lease Michigan is deemed to be the "predecessor" company for financial reporting purposes and the accompanying statements of operations and cash flows for the period ended March 31, 1997 are of Net Lease Michigan.

      b. UNAUDITED INTERIM FINANCIAL INFORMATION: The balance sheet as of March 31, 1998 and the statements of operations and cash flows for the three months ended March 31, 1998 and 1997 have not been audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year.

                         CAPTEC NET LEASE REALTY, INC.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


2.    PROPERTIES SUBJECT TO OPERATING LEASES:

      The Company's real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer terms. Most leases also provide for one or more five year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated window periods during the fifth to seventh lease years.

      The Company's investment in real estate includes capitalized acquisition and interest costs, which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases as of March 31, 1998 is comprised of the following:

        Land                                              $ 65,320,670
        Buildings and improvements                         100,967,757
        Construction draws on properties                    10,020,181
                                                          ------------
                                                           176,308,608
        Less accumulated depreciation                       (2,513,393)
                                                          ------------

        Total                                             $173,795,215
                                                          ============

      The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease for all amounts advanced under construction draws.

3.    NOTES PAYABLE:

      In February 1998, the Company entered into a credit facility (the "Credit Facility"), which is used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a three year term, the Company may borrow up to $175.0 million subject to certain borrowing base restrictions that are dependent on cash basis lease revenue. At March 31, 1998, the Company had borrowing capacity under the borrowing base formula of approximately $90.0 million, $64.0 million of which was drawn upon. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio. Commitment fees and closing expenses paid in conjunction with the Credit Facility have been capitalized in other assets and are being amortized and classified as interest expense over the initial term of the Credit Facility.

                           CAPTEC NET LEASE REALTY, INC.
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


4.    INCOME TAX:

      The Company has elected to be taxed as a REIT effective for its taxable period beginning September 1, 1997 and ending December 31, 1997 under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95.0% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements.

5.    EARNINGS PER SHARE:

      Stock options currently outstanding under the Company's Long-Term Incentive Plan were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's Common Stock during the three months ended March 31, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. Triple-net leases generally impose on the lessee all of the obligations of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's leases typically provide for minimum rent plus specified fixed periodic rent increases or, in certain limited circumstances, indexation to CPI and/or percentage rent.

As of March 31, 1998, Captec owned 130 properties, located in 29 states, with a cost basis of $176 million. The properties are leased to 42 operators of 26 distinct restaurant concepts such as Applebee's, Boston Market and Denny's; 10 retailers such as Athlete's Foot, Blockbuster Video and Office Depot; and 2 automotive dealers operating under the BMW and Nissan brands. The restaurant, retail and automobile dealership markets represent 71%, 23%, and 6%, respectively, of current annual rent from the aggregate portfolio as of March 31, 1998.

The Company completed the Offering in November 1997. Subsequent to the Offering, the Company has operated and elected to be taxed as a REIT.


RESULTS OF OPERATIONS

During the three months ended March 31, 1998 (the "Quarter"), total revenue increased 107% to $5.6 million as compared to $2.7 million for the three months ended March 31, 1997 (the "1997 Quarter"). Rental revenue increased 113% to $4.8 million for the Quarter as compared to $2.3 million for the 1997 Quarter. The increase in rental revenue resulted principally from the acquisition of 19 net leased properties for the Quarter and the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Interest and other income on investments, including interest income on loans to affiliates, increased by 80% to $804,000 for the Quarter as compared to $446,000 for the 1997 Quarter, primarily as a result of fee income earned from affiliates.

Interest expense decreased by 10% to $1.1 million for the Quarter as compared to $1.2 million for the 1997 Quarter. The decrease was primarily due to the reduction of debt in the fourth quarter of 1997 related to the Offering, offset by interest on $21.2 million of additional debt used to fund the acquisition of properties during the Quarter. General and administrative expenses, including management fees to affiliates, increased 80% to $604,000 for the Quarter as compared to $335,000 for the 1997 Quarter, primarily due to the commencement of salaries and benefits and other incremental costs related to operating as a public REIT. Depreciation and amortization increased 111% to $661,000 for the Quarter as compared to $313,000 for the 1997 Quarter, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods.

As a result of the foregoing, the Company's net income increased 297% to $3.2 million for the Quarter as compared to $817,000 for the 1997 Quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions have typically been funded out of proceeds from equity offerings and borrowings. The Company expects to meet its liquidity requirements (principally property development and acquisition) through a variety of future sources of capital, including long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities.

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

At March 31, 1998, the Company had cash and cash equivalents of $1.2 million. For the Quarter, the Company generated cash from operations of $2.5 million as compared to $719,000 for the 1997 Quarter. Cash generated from operations provides funds for distributions to shareholders in the form of quarterly dividends. Any excess cash from operations may also be used for investment in properties.

CREDIT FACILITY. On February 26, 1998 the Company entered into the Credit Facility, which is used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the prior credit facility.

The Credit Facility has a three year term and borrowings are subject to borrowing base restrictions that are dependent on cash basis lease revenue. At March 31, 1998, the Company had borrowing capacity under the borrowing base formula of approximately $90.0 million, $64.0 million of which was drawn upon. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios.

The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. At March 31, 1998, the spread over LIBOR was 1.40%. In connection with the Credit Facility, the Company paid an initial commitment fee and is also required to pay an unused commitment fee ranging from .125% to .200% per annum on the unused amount of the commitment.

The Credit Facility will expire in February 2001 and may be renewed annually thereafter, one year in advance of maturity subject to the consent of the lender. Upon expiration, the entire outstanding balance of the Credit Facility will mature and become immediately due and payable. At that time, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

PROPERTY ACQUISITIONS AND COMMITMENTS. During the Quarter, the Company acquired $17.5 million of completed properties and the balance of investments in properties under construction increased $6.5 million, resulting in a net increase in investments in properties of $24.0 million.

As of March 31, 1998 the Company had entered into commitments to acquire 68 properties totaling $122 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. The Company expects to finance its acquisition commitments through a variety of future sources of capital, including borrowings under the Credit Facility, other long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities.

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

DIVIDENDS. The Company intends to pay a regular quarterly dividend on its common stock of $.375 per share (which if annualized would be $1.50 per share). Total dividends of $3,565,540 were paid on April 16, 1998 related to the first quarter declared dividend. The Company expects to pay future dividends from cash available for distributions, which the Company believes will exceed historical cash available for distributions due to the reduction in debt service and preferred stock dividend requirements, the decrease in advisory fee rates and the anticipated growth of the portfolio of net leased properties. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

The Company declared a fourth quarter dividend on its common stock in the amount of $0.195 per share or $1,854,081. The dividend was payable to shareholders of record on December 29, 1997 and was paid on January 20, 1998. This was a partial dividend for the portion of the quarter that the Company was publicly traded.

The Company historically has paid quarterly dividends on its redeemable preferred stock. After payment of the accrued preferred stock dividends and the redemption and exchange of the Company's outstanding redeemable preferred stock from the proceeds of the Offering, the Company's preferred stock dividend requirement has been eliminated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.   None.

ITEM 2. CHANGES IN SECURITIES.   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders ( the "Meeting") on May 8, 1998. The Company's stockholders elected Patrick L. Beach, W. Ross Martin, H. Reid Sherard, Richard J. Peters, Creed L. Ford, III, William H. Krul, II and Lee C. Howley (collectively, the "Nominees") to the Company's Board of Directors. The following lists the number of shares of Common Stock voted for and withheld from each of the Nominees.


Nominees                   Votes for                 Votes Withheld
--------                   ---------                 --------------
Patrick L. Beach          6,447,776                    100,590
W. Ross Martin            6,446,626                    101,740
H. Reid Sherard           6,446,626                    101,740
Richard J. Peters         6,447,776                    100,590
Creed L. Ford, II         6,447,476                    100,890
William H. Krul, II       6,447,776                    100,590
Lee C. Howley             6,447,776                    100,590








ITEM 5. OTHER INFORMATION.   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


            Exhibit 10.1     February 28, 1998 Amended and Restated Credit Agreement.
            Exhibit 27.1     Financial Data Schedule.




                          FORWARD LOOKING STATEMENTS


This Form 10-Q contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," intent," "could," estimate" or continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAPTEC NET LEASE REALTY, INC.


May 15, 1998                      By:   /s/ Patrick L. Beach
                                        --------------------------------
                                        Patrick L. Beach
                                        Chief Executive Officer and President

May 15, 1998                      By:   /s/ W. Ross Martin
                                        --------------------------------
                                        W. Ross Martin
                                        Chief Financial Officer and
                                        Executive Vice President