Form 10-Q
period 1998-06-30
CAPTEC NET LEASE REALTY INC
filed 1998-08-14
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                                                -------------


                                       OR

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------------

Commission file number:             1045281
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

             24 Frank Lloyd Wright Drive, Ann Arbor, Michigan 48106
             ------------------------------------------------------
             (Address of principal executive offices)         (Zip Code)


                                 (734) 994-5505
                                 --------------
                         (Registrant's telephone number)

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of August 14, 1998 (the latest practicable date).


              Common Stock, $.01 par value       9,508,108
              ----------------------------       ---------
              (Class)                            (Number of shares)

                          CAPTEC NET LEASE REALTY, INC.
                                    CONTENTS


ITEM NO.                                                                   PAGE
--------                                                                   ----
 PART I  FINANCIAL INFORMATION

      1  Financial Statements:

         Balance Sheet                                                        3
         Statements of Operations                                             4
         Statement of Changes in Stockholders' Equity                         5
         Statements of Cash Flows                                             6
         Notes to Financial Statements                                      7 - 9

      2  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10 - 13

      3  Quantitative and Qualitative Disclosures about Market Risk          13

PART II  OTHER INFORMATION
         Other Information                                                   14

                         CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                                 BALANCE SHEET


                                                                     JUNE 30,             DECEMBER 31,
                                                                       1998                   1997
                                                                       ----                   ----
ASSETS                                                             (unaudited)
------
Cash and cash equivalents                                         $     840,742          $   3,528,129

Investments:
   Properties subject to operating leases, net                      215,349,475            151,491,551
   Loans to affiliates, collateralized by mortgage loans              8,531,486             13,061,845
   Other loans                                                                -                703,950
   Other loans, related party                                           412,895                421,920
   Financing leases, net                                              1,122,269              1,274,044
                                                                  -------------          -------------
                Total investments                                   225,416,125            166,953,310

Short-term loans to affiliates                                       11,979,864              7,449,505
Unbilled rent                                                         3,316,575              2,271,043
Accounts receivable                                                     469,255                651,481
Due from affiliates                                                      55,347                186,625
Other assets                                                          2,202,993                661,875
                                                                  -------------          -------------

                Total assets                                      $ 244,280,901          $ 181,701,968
                                                                  =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                  $ 104,984,988          $  42,746,189
   Accounts payable                                                     336,314              1,434,668
   Due to affiliates                                                    124,828                      -
   Dividends payable                                                          -              1,854,082
   Federal income tax payable                                           719,000                719,000
   Security deposits held on leases                                     194,406                141,892
                                                                  -------------          -------------

                Total liabilities                                   106,359,536             46,895,831
                                                                  -------------          -------------

Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                           95,081                 95,081
   Paid in capital                                                  134,711,056            134,711,056
   Retained earnings                                                  3,115,228                      -
                                                                  -------------          -------------

                Total stockholders' equity                          137,921,365            134,806,137
                                                                  -------------          -------------

                Total liabilities and stockholders' equity        $ 244,280,901          $ 181,701,968
                                                                  =============          =============

                        CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                           STATEMENTS OF OPERATIONS


                                                                   Three Months Ended                  Six Months Ended
                                                                       June 30,                             June 30,
                                                           --------------------------------    -----------------------------
                                                                             PREDECESSOR                          PREDECESSOR
                                                                 1998           1997                   1998            1997
                                                                 ----           ----                   ----            ----
                                                                     (unaudited)                            (unaudited)
Revenue:
     Rental income                                         $  5,442,628      $  2,731,348      $ 10,262,098      $  4,996,677
     Interest income on loans to affiliates                     253,709           247,281           550,119           507,770
     Interest income on short-term loans to affiliates          199,162           105,735           358,628           246,972
     Interest and other income                                  517,120            88,904           865,378           132,740
                                                           ------------      ------------      ------------      ------------

               Total revenue                                  6,412,619         3,173,268        12,036,223         5,884,159
                                                           ------------      ------------      ------------      ------------

Expenses:
     Interest                                                 1,344,283         1,519,494         2,414,604         2,707,201
     Management fees, affiliates                                287,796           573,798           541,111           823,798
     General and administrative                                 447,587           166,162           797,952           250,928
     Depreciation and amortization                              687,500           364,480         1,348,619           677,649
                                                           ------------      ------------      ------------      ------------

               Total expenses                                 2,767,166         2,623,934         5,102,286         4,459,576
                                                           ------------      ------------      ------------      ------------

               Income before gain (loss) on sale of
                   properties and income tax                  3,645,453           549,334         6,933,937         1,424,583

Gain (loss) on sale of properties                              (205,581)                -          (253,169)          (58,687)
                                                           ------------      ------------      ------------      ------------

               Income before income tax                       3,439,872           549,334         6,680,768         1,365,896

Provision for income tax                                              -           (39,000)                -           (39,000)
                                                           ------------      ------------      ------------      ------------

               Net income                                  $  3,439,872           588,334      $  6,680,768         1,404,896
                                                           ============                        ============

Redeemable preferred stock dividend requirements                                2,625,000                           3,750,000
                                                                             ------------                        ------------

               Loss attributable to common stock                             $ (2,036,666)                       $ (2,345,104)
                                                                             ============                        ============
               Income (Loss) per common share:
                 Basic                                     $       0.36      $      (2.08)     $       0.70      $      (2.39)
                                                           ============      ============      ============      ============
                 Diluted                                   $       0.36                        $       0.70
                                                           ============                        ============

Weighted average number of common shares
     outstanding                                              9,508,108           980,330         9,508,108           980,330
                                                           ============      ============      ============      ============

                          CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)

                                                                                                                Total
                                               Common              Paid-In               Retained           Stockholders'
                                                Stock              Capital               Earnings              Equity
                                                -----              -------               --------              ------
BALANCE, JANUARY 1, 1998                     $ 95,081           $ 134,711,056           $         -         $ 134,806,137

Net income                                          -                       -             6,680,768             6,680,768

Common stock dividends ($0.375 per share)           -                       -            (3,565,540)           (3,565,540)
                                             --------           -------------           -----------           -----------

BALANCE, JUNE 30, 1998                       $ 95,081           $ 134,711,056           $ 3,115,228         $ 137,921,365
                                             ========           =============           ===========         =============

                          CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                                                   Predecessor
                                                              1998                    1997
                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  6,680,768           $  1,404,896
Adjustments to net income:
   Depreciation and amortization                              1,348,619                677,649
   Amortization of debt issuance costs                          176,480                262,500
   Loss on sale of property                                     253,169                 58,687
   Increase in unbilled rent                                 (1,045,532)              (797,601)
   Increase in receivables and other assets                     226,463                135,482
   Increase (decrease) in payables                           (1,098,354)               470,635
                                                           ------------           ------------

   Net cash provided by operating activities                  6,541,613              2,212,248
                                                           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties                                   (66,468,325)           (25,976,893)
Advances on loans to affiliates, collateralized by
   mortgage loans                                                     -             (5,123,234)
Acquisition of financing leases                                       -               (370,164)
Advances on short-term loans to affiliates                   (4,530,359)                     -
Collections on short-term loans to affiliates                         -              1,767,705
Proceeds from the sale of property                            1,093,613                200,522
Collections on loans to affiliates, collateralized by
   mortgage loans                                             4,530,359              2,540,234
Collection of principal on other loans                          712,975                 25,729
Collection of principal on financing leases                                                  -
Change in lease security deposits                                52,514                 19,081
                                                           ------------           ------------

   Net cash used in investing activities                    (64,609,223)           (26,917,020)
                                                           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                               (5,419,622)                     -
Proceeds from the issuance of notes payable                 104,984,988             24,803,825
Debt issuance costs                                          (1,438,954)                     -
Principal payments of notes payable                         (42,746,189)               (42,193)
Dividends paid on redeemable preferred stock                         -              (2,375,000)
                                                           ------------           -------------

   Net cash provided by financing activities                 55,380,223             22,386,632
                                                           ------------           ------------

NET CASH FLOWS                                               (2,687,387)            (2,318,140)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                3,528,129              3,862,159
                                                           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    840,742           $  1,544,019
                                                           ============           ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $  2,403,133           $  2,292,606
                                                           ============           ============

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

     In connection with the Offering, Net Lease Michigan and Advisors Michigan were merged into the Company effective September 30, 1997 in exchange for 1,315,440 shares of the Company's common stock, par value $.01 (the "Common Stock") and 50,000 shares of redeemable preferred stock. Subsequently, a reverse split of .745249 shares for each share of Common Stock was effected, resulting in 980,330 shares outstanding. The accompanying financial statements account for the merger as a purchase of Net Lease Michigan by Advisors Michigan in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the cost of the acquisition was $5,161,000 (318,607 split adjusted shares issued to the shareholders of Advisors Michigan at an assumed fair value of $16.20 per share) and the assets acquired and liabilities assumed of Net Lease Michigan were recorded at their estimated fair values (resulting in an increase to historical recorded value of properties subject to operating leases of $5,161,000). In addition, as the principal business activities of the Company consist of the activities performed by Net Lease Michigan, Net Lease Michigan is deemed to be the "predecessor" company for financial reporting purposes and the accompanying statements of operations and cash flows for the period ended June 30, 1997 are of Net Lease Michigan.

     b. UNAUDITED INTERIM FINANCIAL INFORMATION: The balance sheet as of June 30, 1998 and the statements of operations and cash flows for the three months and six months ended June 30, 1998 and 1997 have not been audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year.

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

     The Company's investment in real estate includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases as of June 30, 1998 is comprised of the following:

            Land                                $ 76,313,520
            Buildings and improvements           126,019,922
            Construction draws on properties      16,174,426
                                                ------------
                                                 218,507,868
            Less accumulated depreciation         (3,158,393)
                                                ------------
            Total                               $215,349,475
                                                ============

     The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease for all amounts advanced under construction draws.

3.   NOTES PAYABLE:

     In February 1998, the Company entered into a credit facility (the "Credit Facility"), which is used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a three year term, the Company may borrow up to $175.0 million subject to certain borrowing base restrictions that are dependent on cash basis lease revenue. At June 30, 1998, the Company had borrowing capacity under the borrowing base formula of approximately $113.0 million, $105.0 million of which was drawn upon. By formula the borrowing base increases as new leases commence, thereby creating additional availability under the Credit Facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio. Commitment fees and closing expenses paid in conjunction with the Credit Facility have been capitalized in other assets and are being amortized and classified as interest expense over the initial term of the Credit Facility.

                          CAPTEC NET LEASE REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


4.   INCOME TAX:

     The Company has elected to be taxed as a REIT effective September 1, 1997 under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level provided it distributes annually at least 95.0% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements.

5.   EARNINGS PER SHARE:

     Stock options representing 650,000 shares of Common Stock currently outstanding under the Company's Long-Term Incentive Plan were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's Common Stock during the three months and six months ended June 30, 1998.

6.   DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company uses derivative financial instruments to manage interest rate exposures which exist as a part of its ongoing business operations. At June 30, 1998 the Company had interest rate swap contracts outstanding with a total notional amount of $50 million, and interest rate cap contracts outstanding with a total notional amount of $25 million.

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Management of the Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

7.   SUBSEQUENT EVENTS:

     In August, 1998, the Company purchased the general partnership interests in affiliated limited partnerships which are engaged in substantially the same business as the Company. The Company acquired the interests for $4.4 million in the aggregate, $4.0 million of which was used to offset amounts included in short-term loans to affiliates.

     In July, 1998, the Company declared dividends to its shareholders of $3,565,540, or $0.375 per share of common stock, payable on July 15, 1998.

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

     As of June 30, 1998, Captec owned 156 properties, located in 31 states, with a cost basis of $218.5 million. The properties are leased to 47 operators of 30 distinct restaurant concepts such as Applebee's, Boston Market and Denny's; 12 retailers such as Athlete's Foot, Blockbuster Video and Office Depot; and 2 automotive dealers operating under the BMW and Nissan brands. The restaurant, retail and automobile dealership markets represent 76%, 20%, and 4%, respectively, of annual rental revenue from the aggregate portfolio as of June 30, 1998.

     The Company completed the Offering in November 1997. Subsequent to the Offering, the Company has operated and elected to be taxed as a REIT.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998. During the three months ended June 30, 1998 (the "Quarter"), total revenue increased 102% to $6.4 million as compared to $3.2 million for the three months ended June 30, 1997 (the "1997 Quarter"). Rental revenue increased 99% to $5.4 million for the Quarter as compared to $2.7 million for the 1997 Quarter. The increase in rental revenue resulted principally from the acquisition of 26 net leased properties for the Quarter and the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Interest and other income on investments, including interest income on loans to affiliates, increased by 119% to $970,000 for the Quarter as compared to $442,000 for the 1997 Quarter, primarily as a result of fee income earned from affiliated limited partnerships.

     Interest expense decreased by 12% to $1.3 million for the Quarter as compared to $1.5 million for the 1997 Quarter. The decrease was primarily due to the reduction of debt in November, 1997 related to the Offering, offset by interest on $105.0 million of additional debt used to fund the acquisition of properties since the Offering. General and administrative expenses, including management fees to affiliates, were $735,000 for the Quarter as compared to $740,000 for the 1997 Quarter, as the commencement of salaries and benefits and other incremental costs related to operating as a public REIT were offset by reductions in management fees paid to affiliates. Depreciation and amortization increased 89% to $688,000 for the Quarter as compared to $364,000 for the 1997 Quarter, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods.

     As a result of a termination of a direct financing lease, the Company incurred a loss of $206,000 on the disposition of the related assets.

     As a result of the foregoing, the Company's net income increased 485% to $3.4 million for the Quarter as compared to $588,000 for the 1997 Quarter.


     SIX MONTHS ENDED JUNE 30, 1998. During the six months ended June 30, 1998 ("1998"), total revenue increased 105% to $12.0 million as compared to $5.9 million for the six months ended June 30, 1997 ("1997"). Rental revenue increased 105% to $10.3 million for 1998 as compared to $5.0 million for 1997. The increase in rental revenue resulted principally from the acquisition of 45 net leased properties in 1998 and the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Interest and other income on investments, including interest income on loans to affiliates, increased by 100% to $1.8 million for 1998 as compared to $887,000 for 1997, primarily as a result of fee income earned from the affiliated limited partnerships.

     Interest expense decreased by 11% to $2.4 million in 1998 as compared to $2.7 million for 1997. The decrease was primarily due to the reduction of debt in November, 1997 related to the Offering, offset by interest on $105.0 million of additional debt used to fund the acquisition of properties since the Offering. General and administrative expenses, including management fees to affiliates, increased 25% to $1.3 million for 1998 as compared to $1.1 million for 1997, primarily due to the commencement of salaries and benefits and other incremental costs related to operating as a public REIT, offset by reductions in management fees paid to affiliates. Depreciation and amortization increased 99% to $1.3 million for 1998 as compared to $678,000 for 1997, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods.

     As a result of the foregoing, the Company's net income increased 376% to $6.7 million for 1998 as compared to $1.4 million for 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions have typically been funded out of proceeds from equity offerings and borrowings. The Company expects to meet its liquidity requirements (principally property development and acquisition) through a variety of future sources of capital, including long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. In addition, in the third quarter the Company expects to begin receiving principal repayments of certain loans to Affiliates in amounts estimated to total up to $11.0 million.

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

     At June 30, 1998, the Company had cash and cash equivalents of $840,000. For 1998, the Company generated cash from operations of $6.5 million as compared to $2.2 million for 1997. Cash generated from operations provides funds for distributions to shareholders in the form of quarterly dividends. Any excess cash from operations may also be used for investment in properties.

     CREDIT FACILITY. On February 26, 1998 the Company entered into the Credit Facility which is used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the prior credit facility.

     The Credit Facility has a three year term and borrowings are subject to borrowing base restrictions that are dependent on cash basis lease revenue. At June 30, 1998, the Company had borrowing capacity under the borrowing base formula of approximately $113.0 million, $105.0 million of which was drawn upon. By formula the borrowing base increases as new leases commence, thereby creating additional availability under the Credit Facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios.

     The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. At June 30, 1998, the spread over LIBOR was 1.40%. The Credit Facility will expire in February 2001 and may be renewed annually thereafter, one year in advance of maturity subject to the consent of the lender. Upon expiration, the entire outstanding balance of the Credit Facility will mature and become immediately due and payable. At that time, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

     PROPERTY ACQUISITIONS AND COMMITMENTS. During 1998, the Company acquired $53.9 million of completed properties and the balance of investments in properties under construction increased $12.6 million, resulting in a net increase in investments in properties of $66.5 million.

     As of June 30, 1998 the Company had entered into commitments to acquire 49 properties totaling $87.6 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. The Company expects to finance its acquisition commitments through a variety of future sources of capital, including borrowings under the Credit Facility, other long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities.

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

     DIVIDENDS. The Company intends to pay a regular quarterly dividend on its common stock of $.375 per share (which if annualized would be $1.50 per share). Dividends of $3,565,540 were paid on April 16, 1998, and July 14,1998, related to the first and second quarter declared dividends, respectively. The Company expects to pay future dividends from cash available for distributions, which the Company believes will exceed historical cash available for distributions due to the reduction in debt service and preferred stock dividend requirements, the decrease in advisory fee rates and the anticipated growth of the portfolio of net leased properties. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

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

     Not Applicable

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

              NOMINEES                 Votes for         Votes Withheld
              ----------------         ----------        ---------------
            Patrick L. Beach           6,447,776         100,590
            W. Ross Martin             6,446,626         101,740
            H. Reid Sherard            6,446,626         101,740
            Richard J. Peters          6,447,776         100,590
            Creed L. Ford, II          6,447,476         100,890
            William H. Krul, II        6,447,776         100,590
            Lee C. Howley              6,447,776         100,590

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

                               CAPTEC NET LEASE REALTY, INC.

August 14, 1998                By: /s/ Patrick L. Beach
                                       ------------------------
                                       Patrick L. Beach
                                       Chief Executive Officer and President

August 14, 1998                By: /s/ W. Ross Martin
                                       ------------------------
                                       W. Ross Martin
                                       Chief Financial Officer and
                                       Executive Vice President