Form 10-Q
period 1998-09-30
CAPTEC NET LEASE REALTY INC
filed 1998-11-16
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                                            ------------------


                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________   to  _________________

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

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes   X      No
                          -----       -----

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of November 14, 1998 (the latest practicable date).

               Common Stock, $.01 par value       9,508,108
               ----------------------------       ---------
               (Class)                              (Number of shares)

                          CAPTEC NET LEASE REALTY, INC.
                                    CONTENTS

ITEM NO.                                                                          PAGE
--------                                                                          ----
   PART I          FINANCIAL INFORMATION

        1          Financial Statements:

                   Balance Sheet                                                     3
                   Statements of Operations                                          4
                   Statement of Changes in Stockholders' Equity                      5
                   Statements of Cash Flows                                          6
                   Notes to Financial Statements                                   7 - 9

        2          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  10 - 13

        3          Quantitative and Qualitative Disclosures about Market Risk       13

  PART II          OTHER INFORMATION
                   Other Information                                               14-15

                          CAPTEC NET LEASE REALTY, INC.
                            (A DELAWARE CORPORATION)
                                  BALANCE SHEET


                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1998                1997
                                                                                   ----                ----
ASSETS                                                                          (unaudited)
------
Cash and cash equivalents                                                      $   1,257,967      $   3,528,129

Investments:
   Properties subject to operating leases, net                                   222,846,698        151,491,551
   Loans to affiliates, collateralized by mortgage loans                           6,018,800         13,061,845
   Investment in affiliated limited partnerships                                   4,395,000                -
   Other loans                                                                           -              703,950
   Other loans, related party                                                        409,376            421,920
   Financing leases, net                                                                 -            1,274,044
                                                                               -------------      -------------
             Total investments                                                   233,669,874        166,953,310

Short-term loans to affiliates                                                     8,902,016          7,449,505
Unbilled rent                                                                      3,173,290          2,271,043
Accounts receivable                                                                  458,478            651,481
Due from affiliates                                                                  475,066            186,625
Other assets                                                                       1,868,368            661,875
                                                                               -------------      -------------

             Total assets                                                      $ 249,805,059      $ 181,701,968
                                                                               =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Notes payable                                                               $ 109,984,988       $ 42,746,189
   Accounts payable                                                                2,369,399          1,434,668
   Due to affiliates                                                                 124,828                -
   Dividends payable                                                                     -            1,854,082
   Federal income tax payable                                                        719,000            719,000
   Security deposits held on leases                                                  194,406            141,892
                                                                               -------------      -------------

             Total liabilities                                                   113,392,621         46,895,831
                                                                               -------------      -------------


Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                                        95,081             95,081
   Paid in capital                                                               134,711,056        134,711,056
   Retained earnings                                                               1,606,301                -
                                                                               -------------      -------------

             Total stockholders' equity                                          136,412,438        134,806,137
                                                                               -------------      -------------

             Total liabilities and stockholders' equity                        $ 249,805,059      $ 181,701,968
                                                                               =============      =============

                         CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                           STATEMENTS OF OPERATIONS


                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                           ----------------------------------   -----------------------------------
                                                                               PREDECESSOR                          PREDECESSOR
                                                              1998                 1997           1998                  1997
                                                              ----                 ----           ----                  ----
                                                                     (unaudited)                          (unaudited)
Revenue:
     Rental income                                          $  6,329,897         $  2,978,121     $ 16,591,995        $  7,974,798
     Interest income on loans to affiliates                      241,213              242,018          791,332             749,787
     Interest income on short-term loans to affiliates           264,142              113,615          622,770             360,587
     Interest and other income                                   577,319              119,153        1,442,697             251,894
                                                            --------------       -------------    --------------      -------------

             Total revenue                                     7,412,571            3,452,907       19,448,794           9,337,066
                                                            --------------       -------------    --------------      -------------

Expenses:
     Interest                                                  2,087,771            1,712,025        4,502,375           4,419,226
     Management fees, affiliates                                 342,862              523,288          883,973           1,347,086
     General and administrative                                  342,928              213,841        1,140,880             464,769
     Depreciation and amortization                               825,364              398,394        2,173,983           1,076,043
     Provision for unbilled rent                                 865,311                  -            865,311                 -
                                                            --------------       -------------    --------------      -------------

             Total expenses                                    4,464,236            2,847,548        9,566,522           7,307,124
                                                            --------------       -------------    --------------      -------------

             Income before loss on sale of
                 properties and income tax                     2,948,335              605,359        9,882,272           2,029,942

Loss on sale of properties                                      (891,722)                  -        (1,144,891)            (58,687)
                                                            --------------       -------------    --------------      -------------

             Income before income tax                          2,056,613              605,359        8,737,381           1,971,255

Provision for income tax                                              -               206,000              -               167,000
                                                            --------------       -------------    --------------      -------------

             Net income                                     $  2,056,613         $    399,359     $  8,737,381           1,804,255
                                                            --------------       -------------    --------------      -------------

Redeemable preferred stock dividend requirements                                    1,875,000                            5,625,000
                                                                                 -------------                        -------------

             Loss attributable to common stock                                   $ (1,475,641)                        $ (3,820,745)
                                                                                 -------------                        -------------

             Income (Loss) per common share:
               Basic                                        $       0.22         $      (1.51)    $       0.92        $      (3.90)
                                                            --------------       -------------    --------------      -------------
               Diluted                                      $       0.22                          $       0.92
                                                            --------------                        --------------

Weighted average number of common shares
     outstanding                                               9,508,108              980,330        9,508,108             980,330
                                                            --------------       -------------    --------------      -------------

                         CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (unaudited)

                                                                                                                      Total
                                                         Common             Paid-In            Retained           Stockholders'
                                                          Stock             Capital            Earnings               Equity
                                                          -----             -------            --------               ------
BALANCE, JANUARY 1, 1998                                 $ 95,081       $ 134,711,056        $       -            $ 134,806,137

Net income                                                    -                   -            8,737,381              8,737,381

Common stock dividends ($0.375 per share)                     -                   -           (7,131,080)            (7,131,080)
                                                         --------       -------------        -----------          -------------

BALANCE, SEPTEMBER 30, 1998                              $ 95,081       $ 134,711,056        $ 1,606,301          $ 136,412,438
                                                         ========       =============        ===========          =============

                         CAPTEC NET LEASE REALTY, INC.
                           (A DELAWARE CORPORATION)
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (unaudited)


                                                                                                              Predecessor
                                                                                               1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          ----               ----
Net income                                                                                $  8,737,381         $ 1,804,255
Adjustments to net income:
   Depreciation and amortization                                                             2,173,984           1,076,043
   Amortization of debt issuance costs                                                         264,202             393,750
   Loss on sale of property                                                                    891,722              58,687
   Increase in unbilled rent                                                                  (902,247)         (1,193,366)
   Decrease in accounts receivable and other assets                                           (129,852)           (288,099)
   Increase in accounts payables                                                               934,731             925,522
                                                                                          ------------         -----------

   Net cash provided by operating activities                                                11,969,921           2,776,792
                                                                                          ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases                                      (74,495,244)        (32,157,979)
Advances on loans to affiliates, collateralized by
   mortgage loans                                                                                  -            (3,041,324)
Acquisition of properties subject to financing leases                                              -              (370,164)
Advances on short-term loans to affiliates                                                  (1,452,511)                -
Collections on short-term loans to affiliates                                                      -             1,000,636
Proceeds from the disposition of property                                                    1,475,935             704,723
Collections on loans to affiliates, collateralized by
   mortgage loans                                                                            7,043,045                 -
Collection of principal on other loans                                                         716,494              63,289
Investments in affiliated partnerships                                                      (4,395,000)                -
Collection of principal on financing leases                                                        -                (3,127)
Lease security deposits                                                                         52,514              15,123
                                                                                          ------------         -----------

   Net cash used in investing activities                                                   (71,054,767)        (33,788,823)
                                                                                          ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                                              (8,985,161)                -
Borrowings of notes payable                                                                109,984,988          30,342,875
Debt issuance costs                                                                         (1,438,954)                -
Repayments of notes payable                                                                (42,746,189)            (64,066)
Dividends paid on redeemable preferred stock                                                       -            (2,375,000)
                                                                                          ------------         -----------

   Net cash provided by financing activities                                                56,814,684          27,903,809
                                                                                          ------------         -----------

NET CASH FLOWS                                                                              (2,270,162)         (3,108,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               3,528,129           3,862,159
                                                                                          ------------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  1,257,967         $   753,937
                                                                                          ============         ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                 $  2,683,944         $ 3,837,033
                                                                                          ============         ===========

                          CAPTEC NET LEASE REALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

      a. MERGER: Captec Net Lease Realty, Inc., a Delaware corporation ("Captec" or the "Company"), was formed in August 1997 to continue and expand the acquisition and investment activities of Captec Net Lease Realty, Inc., a Michigan corporation ("Net Lease Michigan"), and Captec Net Lease Realty Advisors, Inc., a Michigan corporation ("Advisors Michigan"). Net Lease Michigan was formed in October 1994 for the purpose of investing in long-term net leased restaurant and retail real estate and commenced operations in February 1995. Advisors Michigan was formed in October 1994 for the purpose of providing certain advisory services to Net Lease Michigan and also commenced operations in February 1995. The Company completed its initial public offering (the "Offering") in November 1997 and has subsequently operated as a real estate investment trust ("REIT").

      In connection with the Offering, Net Lease Michigan and Advisors Michigan were merged into the Company effective September 30, 1997 in exchange for 1,315,440 shares of the Company's common stock, par value $.01 (the "Common Stock"), and 50,000 shares of redeemable preferred stock. Subsequently, a reverse split of .745249 shares for each share of Common Stock was effected, resulting in 980,330 shares outstanding. The accompanying financial statements account for the merger as a purchase of Net Lease Michigan by Advisors Michigan in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the cost of the acquisition was $5,161,000 (318,607 split adjusted shares issued to the shareholders of Advisors Michigan at an assumed fair value of $16.20 per share) and the assets acquired and liabilities assumed of Net Lease Michigan were recorded at their estimated fair values (resulting in an increase to historical recorded value of properties subject to operating leases of $5,161,000). In addition, as the principal business activities of the Company consist of the activities performed by Net Lease Michigan, Net Lease Michigan is deemed to be the "predecessor" company for financial reporting purposes and the accompanying statements of operations and cash flows for the period ended September 30, 1997 are of Net Lease Michigan.

      b. UNAUDITED INTERIM FINANCIAL INFORMATION: The balance sheet as of September 30, 1998 and the statements of operations and cash flows for the three months and nine months ended September 30, 1998 and 1997 have not been audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year.

      c. INVESTMENT IN AFFILIATED PARTNERSHIPS - consists of the general partnership interests in Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV, which were acquired in August 1998. The investment in each of the affiliates represents a 1% interest and is accounted for by the cost method.

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

      The Company's investment in real estate includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases as of September 30, 1998 is comprised of the following:

                   Land                               $ 77,410,195
                   Buildings and improvements          135,897,842
                   Construction draws on properties     13,479,918
                                                      ------------
                                                       226,787,955
                   Less accumulated depreciation        (3,941,257)
                                                      ------------
                   Total                              $222,846,698
                                                      ============

      The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease for all amounts advanced under construction draws.


3.    NOTES PAYABLE:

      In February 1998, the Company entered into a credit facility (the "Credit Facility"), which is used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a three year term, the Company may borrow up to $175.0 million subject to certain borrowing base restrictions that are dependent on cash basis lease revenue. The Company had borrowed approximately $110.0 million at September 30, 1998. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. Due to the filing of Boston Chicken Inc. ("Boston Chicken") for Chapter 11 bankruptcy protection, the Company currently is in violation of a financial covenant under the Credit Facility and is precluded from additional borrowings under the Credit Facility. The
      Credit Facility lender has agreed to forebear from taking any action against the Company pursuant to the Credit Facility until and including December 31, 1998. The Company is currently negotiating with the Credit Facility lender for a resolution which would eliminate the violation and allow the Company to continue to incur additional indebtedness under the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio. Commitment fees and closing expenses paid in conjunction with the Credit Facility have been capitalized in other assets and are being amortized and classified as interest expense over the initial term of the Credit Facility.

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

5.    EARNINGS PER SHARE:

      Stock options representing 650,000 shares of Common Stock currently outstanding under the Company's Long-Term Incentive Plan were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's Common Stock during the three months and nine months ended September 30, 1998.

6.    DERIVATIVE FINANCIAL INSTRUMENTS:

      The Company uses derivative financial instruments to manage interest rate exposures which exist as a part of its ongoing business operations. At September 30, 1998 the Company had interest rate swap contracts outstanding with a total notional amount of $50 million, and interest rate cap contracts outstanding with a total notional amount of $25 million.

      On June 15, 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

7.    PROVISION FOR UNBILLED RENT:

      On October 6, 1998, Boston Chicken and the majority of their operating subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's 27 Boston Chicken leases are expected to be rejected. During the three months ended September 30, 1998, the Company recorded a one-time non-cash charge of approximately $865,000 related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates. The monthly rental revenue impact as a result of the rejected leases is approximately $135,000. The monthly rental revenue from all 27 Boston Chicken leases was approximately $269,000.

8.    RELATED PARTY TRANSACTIONS:

      Effective July 1, 1998, the interest rate on the master revolving note to affiliates and short-term loans to affiliates increased from 8.0% per annum to 10.0% per annum. The increase resulted in approximately $94,000 of additional interest income for the three months ended September 30, 1998.

      In August 1998, the Company purchased the general partnership interests in affiliated limited partnerships which are engaged in substantially the same business as the Company. The Company acquired the interests for $4.4 million in the aggregate, $4.0 million of which was used to offset amounts included in short-term loans to affiliates.

9.    SUBSEQUENT EVENTS:

      In October 1998, the Company declared dividends to its shareholders of $3,565,540, or $0.375 per share of common stock, which was paid on October 15, 1998.

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

      As of September 30, 1998, Captec owned 161 properties, located in 31 states, with a cost basis of $226.8 million. The properties are leased to 46 operators of 29 distinct restaurant concepts such as Applebee's, Bennigan's and Denny's; 15 retailers such as Best Buy, Athlete's Foot, Blockbuster Video and Office Depot; and 2 automotive dealers operating under the BMW and Nissan brands. The restaurant and retail, including automobile dealership, markets represent 73% and 27%, respectively, of annual rental revenue from the aggregate portfolio as of September 30, 1998.

      The Company completed the Offering in November 1997 and has operated and elected to be taxed as a REIT.


      RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1998. During the three months ended September 30, 1998 (the "Quarter"), total revenue increased 115% to $7.4 million as compared to $3.5 million for the three months ended September 30, 1997 (the "1997 Quarter"). Rental revenue increased 113% to $6.3 million for the Quarter as compared to $3.0 million for the 1997 Quarter. The increase in rental revenue resulted principally from the acquisition of 8 net leased properties for the Quarter and the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Interest and other income on investments increased by 128% to $1.1 million for the Quarter as compared to $475,000 for the 1997 Quarter, primarily as a result of fee income earned from affiliated limited partnerships.

      Interest expense increased by 22% to $2.1 million for the Quarter as compared to $1.7 million for the 1997 Quarter. The increase was primarily due to additional borrowings under the Company's Credit Facility used to fund the acquisitions of properties. General and administrative expenses, including management fees to affiliates, decreased 7% to $686,000 for the Quarter as compared to $737,000 for the 1997 Quarter, as the commencement of salaries and benefits and other incremental costs related to operating as a public REIT were offset by reductions in management fees paid to affiliates. Depreciation and amortization increased 107% to $825,000 for the Quarter as compared to $398,000 for the 1997 Quarter, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods.


      On October 6, 1998, Boston Chicken and the majority of their operating subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's 27 Boston Chicken leases are expected to be rejected. During the Quarter, the Company incurred a one-time non-cash charge of approximately $865,000 related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates. The Company currently does not anticipate any impairment write-downs related to the rejected leases.

      As a result of a termination of a direct financing lease, the Company incurred a loss of approximately $892,000 on the disposition of the related assets.

      As a result of the foregoing, the Company's net income increased 415% to $2.1 million for the Quarter as compared to $399,000 for the 1997 Quarter.


      NINE MONTHS ENDED SEPTEMBER 30, 1998. During the nine months ended September 30, 1998 ("1998"), total revenue increased 108% to $19.4 million as compared to $9.3 million for the nine months ended September 30, 1997 ("1997"). Rental revenue increased 108% to $16.6 million for 1998 as compared to $8.0 million for 1997. The increase in rental revenue resulted principally from the acquisition of 49 net leased properties in 1998 and the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Interest and other income on investments, including interest income on loans to affiliates, increased by 110% to $2.9 million for 1998 as compared to $1.4 million for 1997, primarily as a result of fee income earned from affiliated limited partnerships.

      Interest expense increased by 2% to $4.5 million in 1998 as compared to $4.4 million for 1997. The decrease was primarily due to the reduction of debt in November, 1997 related to the Offering, offset by interest on $110.0 million of additional debt used to fund the acquisition of properties since the Offering. General and administrative expenses, including management fees to affiliates, increased 12% to $2.0 million for 1998 as compared to $1.8 million for 1997, primarily due to the commencement of salaries and benefits and other incremental costs related to operating as a public REIT, offset by reductions in management fees paid to affiliates. Depreciation and amortization increased 102% to $2.2 million for 1998 as compared to $1.1 million for 1997, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods.

      As a result of the foregoing, the Company's net income increased 385% to $8.7 million for 1998 as compared to $1.8 million for 1997.

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

      At September 30, 1998, the Company had cash and cash equivalents of $1.3 million. For 1998, the Company generated cash from operations of $12.0 million as compared to $2.2 million for 1997. Cash generated from operations provides funds for distributions to shareholders in the form of quarterly dividends. Any excess cash from operations may also be used for investment in properties.

      CREDIT FACILITY. On February 26, 1998 the Company entered into the Credit Facility which is used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the prior credit facility.

      The Credit Facility has a three year term and borrowings are subject to borrowing base restrictions that are dependent on cash basis lease revenue. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. Due to the Boston Chicken bankruptcy filing, the Company is currently in violation of a financial covenant and is precluded from additional borrowings under the Credit Facility. The Credit Facility lender has agreed to forebear from taking any action against the Company pursuant to the Credit Facility until and including December 31, 1998. The Company is currently negotiating with the Credit Facility lender for a resolution which would eliminate the violation and allow the Company to continue to incur additional indebtedness under the Credit Facility.

      The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.50%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. At September 30, 1998, the spread over LIBOR was 1.40%. The Credit Facility will expire in February 2001 and may be renewed annually thereafter, one year in advance of maturity subject to the consent of the lender. Upon expiration, the entire outstanding balance of the Credit Facility will mature and become immediately due and payable. At that time, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

      PROPERTY ACQUISITIONS AND COMMITMENTS. During 1998, the Company acquired $64.5 million of completed properties and the balance of investments in properties under construction increased $9.9 million, resulting in a net increase in investments in properties of $74.4 million. In August 1998, the Company purchased the general partnership interests in affiliated limited partnerships which are engaged in substantially the same business as the Company. The Company acquired the interests for $4.4 million in the aggregate, $4.0 million of which was used to offset amounts included in short-term loans to affiliates.

      As of September 30, 1998 the Company's commitments to acquire properties totaled $107 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of future sources of capital, including borrowings under the Credit Facility, other long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities.

      DIVIDENDS. The Company intends to pay a regular quarterly dividend on its common stock of $.375 per share (which if annualized would be $1.50 per share). Dividends of $3,565,540 were paid on April 16, 1998, July 14, 1998, and October 15, 1998, related to the first, second, and third quarter declared dividends, respectively. The Company expects to pay future dividends from cash available for distributions. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

      The Company historically has paid quarterly dividends on its redeemable preferred stock. After payment of the accrued preferred stock dividends and the redemption and exchange of the Company's outstanding redeemable preferred stock from the proceeds of the Offering, the Company's preferred stock dividend requirement has been eliminated.

      YEAR 2000

      The Year 2000 issue is a result of the way computer programs historically manipulate date information based on a two-digit year ("98" instead of "1998"). The issue is that the "00" year designation can potentially cause miscalculations or failures within the computer system if "00" is misinterpreted as the year 1900 instead of the year 2000. These failures could potentially lead to temporary disruption of operations and the inability to conduct normal business activities.

      The Company predominantly uses standard application software supported by third party vendors. Information has been obtained from key third-party financial software vendors that comprise the core business applications indicating the core software systems are currently Year 2000 compliant.

      The Company is in the process of identifying key business partners, such as financial institutions and lessees, to assess their status of Year 2000 readiness. Upon completion of the assessment process, a strategy on how to address each partner will be developed based on the relative importance of each relationship. Documentation regarding the state of readiness of business partners will be compiled as the assessment progresses.

      The Company's major software applications are currently Year 2000 compliant, and the core computing infrastructure including personal computers and network server hardware and software are all compliant. Therefore, the Company does not anticipate the total cost of Year 2000 compliance to have a material adverse effect on the Company's business or results of operations. The Company has incurred minimal costs to date related to Year 2000 compliance.

      The failure to identify and correct material Year 2000 problems adequately could result in an interruption to or failure of certain normal business activities or operations. These interruptions or failures could adversely affect the Company's financial condition; however, the extent of the impact can not presently be determined. The Company is dependent upon the Year 2000 readiness information provided by its vendors and external business partners, and their ability to achieve Year 2000 compliance with their computer systems.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      None.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. None.


ITEM 2. CHANGES IN SECURITIES. None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.


ITEM 5. OTHER INFORMATION.

ELECTION OF DIRECTORS

On October 7, 1998 the Board of Directors elected William J. Chadwick and Albert T. Adams as directors.

William J. Chadwick, 50, is a managing director of Chadwick, Saylor & Co., Inc., a real estate investment bank and a registered investment advisor, which he founded in 1990. Mr. Chadwick is also the founder of CS Securities, Inc., an affiliated broker-dealer, where he holds the position of Chariman. Presently, Mr. Chadwick is a member of the Pension Real Estate Association, and formerly has served as its Chairman and President as well as a member of its Executive Committee. Additionally, he is a member of the Editorial Board of The REIT Journal. From 1985 through 1990, Mr. Chadwick held the position of President of PSI Institutional Realty Advisors ("PSI"), a subsidiary of Public Storage Inc., which provided real estate investment management services to pension funds and other tax-exempt institutional investors. Prior to his work with PSI, Mr. Chadwick served as a partner at the law firm of Paul, Hastings, Janofsky & Walker, where he was a member of the Management Committee and Chairman of the Tax Department. Mr. Chadwick has held important advisory positions with the U.S. Department of Treasury and the U.S. Department of Labor. Mr. Chadwick holds a Juris Doctorate degree from Vanderbilt University School of Law and a bachelor's degree from St. Lawrence University.

Albert T. Adams, 47, has been a partner with the Cleveland law firm of Baker & Hostletler LLP since 1984, and has served as chief legal counsel for the Company since 1997. He has been affiliated with the practice since 1977, providing legal counsel to privately held and publicly owned corporations, in connection with mergers, acquisitions, the public and private sales of subsidiaries, and other corporate issues. Mr. Adams holds a Juris Doctorate, Master of Business Administration and Bachelor of Science degrees from Harvard University. In addition to the Company's Board of Directors, he also serves as a Director of American Industrial Property REIT, Associated Estates Realty Corporation,
Boykin Lodging Company, Developers Diversified Realty Corporation and Dairy
Mart Convenience Stores, Inc.

The appointment of Mr. Chadwick and Mr. Adams increases the Company's total number of Directors to nine.

STOCKHOLDER PROPOSALS

Stockholders who intend to submit proposals to be included in the Company's proxy materials may do so in compliance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934. As stated in the Company's proxy statement dated April 7, 1998, the last date any such proposal will be received by the Company for inclusion in the Company's proxy material relating to the 1999 Annual Meeting is December 1, 1998. For those stockholder proposals which are not submitted in accordance with Rule 14a-8, the Company's designated proxies may exercise their discretionary voting authority for any proposal received after December 1, 1998 without any discussion of the proposal in the Company's proxy materials.

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

                        CAPTEC NET LEASE REALTY, INC.

November 16, 1998       By: /s/ Patrick L. Beach
                                --------------------------------
                                Patrick L. Beach
                                Chief Executive Officer and President

November 16, 1998       By: /s/ W. Ross Martin
                                --------------------------------
                                W. Ross Martin
                                Chief Financial Officer and
                                Executive Vice President