Form 10-K
period 1998-12-31
CAPTEC NET LEASE REALTY INC
filed 1999-03-30
CIK 1045281

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998                   COMMISSION FILE NUMBER
                                                                     1045281

                         CAPTEC NET LEASE REALTY, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      38-3368333
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)
         24 FRANK LLOYD WRIGHT DRIVE
             ANN ARBOR, MICHIGAN                                   48106
   (Address of Principal Executive Office)                      (Zip Code)

                                 (734) 994-5505
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                                       NAME OF EXCHANGE
                      TITLE OF CLASS                                 ON WHICH REGISTERED
          Common Stock, par value $.01 per share              NASDAQ National Market System

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

               $125,189,455 based on the average bid price of the
                         Common Stock on March 1, 1999

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 1, 1999: 9,508,108
                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III, Items 10, 11, 12, and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 3, 1999, to be filed pursuant to Regulation 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     BACKGROUND. Captec Net Lease Realty, Inc. (the "Company"), which operates as a real estate investment trust ("REIT"), acquires, develops and owns high-quality freestanding properties leased principally on a long-term triple-net basis to national and regional chain and franchised restaurants and retailers (the "Lessees"). Triple-net leases generally impose on the lessee responsibility for all operating costs and expenses of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's leases typically provide for minimum rent plus specified fixed periodic rent. Other revenues are derived primarily from interest income on loans to affiliates and fee income earned from the investment in affiliated partnerships.

     The Company completed an initial public offering (the "Offering") of 8,000,000 shares of its par value $.01 per share common stock (the "Common Stock") in November 1997. The Company was incorporated in Delaware in August 1997. In September 1997, Captec Net Lease Realty, Inc., a Michigan corporation ("Net Lease Michigan"), and Captec Net Lease Realty Advisors, Inc., a Michigan corporation ("Advisors Michigan"), were merged into the Company. Net Lease Michigan and Advisors Michigan each were incorporated in Michigan in October 1994 and commenced operations in February 1995. Prior to being merged into the Company, Net Lease Michigan was engaged in substantially the same business as the Company and Advisors Michigan was engaged in the business of providing management, investment and financial advisory services to Net Lease Michigan.

     PROPERTIES. As of December 31, 1998, the Company had a portfolio of 163 properties (the "Existing Properties") located in 30 states, with a cost basis of $229.1 million. The Existing Properties are leased to 41 operators of 27 distinct restaurant concepts such as Bennigan's, Applebee's, and Denny's and 16 retailers such as Athlete's Foot, Blockbuster Video and Office Depot. The restaurant and retail markets represented approximately 70.9% and 29.1%, respectively, of the annualized total revenue from the Existing Properties as of December 31, 1998.

     As of December 31, 1998, leases to a single Lessee represent 13.6% of annualized total revenue from the Existing Properties, and the next highest single Lessee represents 4.0% of annualized total revenue from the Existing Properties. As of December 31, 1998, Leases to a Bennigan's operator represented 8.3% of annualized total revenue from the Existing Properties. Any default under these leases or a material adverse change in the popularity of Bennigan's restaurants could have a material adverse effect on the financial condition of the Company.

     In addition to the Existing Properties, as of December 31, 1998 the Company had entered into commitments to acquire 51 properties for an aggregate cost of $97.0 million (the "Acquisition Properties"). The Company generally acquires properties from operators or developers in locations which have exhibited growth in retail sales and population. Upon acquiring a property, the Company normally enters into a long-term triple-net lease (a "Lease" and collectively the "Leases") typically for a 15- to 20-year term (plus one or more five-year renewal options) with the Lessee which will operate the property. Under the terms of a typical triple-net Lease, the Lessee is responsible for all operating costs and expenses of the property, including costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Leases generally provide for minimum rent plus specified fixed periodic rent increases. The Company believes that the structure of its Leases provides steady, periodically escalating long-term cash flow while reducing operating expenses and capital costs, and that its underwriting standards reduce the risk of Lessee default or non-renewal.

     THE ADVISOR. The Company has retained Captec Net Lease Realty Advisors, Inc. ("Captec Advisors"), an affiliate, which, together with Captec Financial Group, Inc. ("Captec Financial"), an affiliate (Captec Advisors and Captec Financial are collectively referred to herein as the "Advisor"), manages the operations of the Company and provides it with investment and financial advisory services pertaining primarily to the acquisition, development and leasing of properties. Captec Financial and its affiliates provide a diverse line of financing products to the franchise and chain restaurant, retail and automobile dealership industries including equipment leases, mortgage and acquisition loans, construction and development financing and private equity financing. Since 1981, Captec Financial and its affiliates have developed substantial expertise in all aspects of the franchise, chain restaurant and specialty retail finance business, including business concept, property and lessee underwriting, property acquisition, lessee credit analysis and monitoring, direct marketing, portfolio management, accounting and other administrative functions. As of December 1998, Captec Financial had 82 employees, including a senior management team with substantial direct industry experience.

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

     Captec Advisors renders advisory, management and other services to the Company pursuant to an Advisory Agreement (the "Advisory Agreement"). Under the terms of the Advisory Agreement, the Company pays to Captec Advisors a management fee of the lesser of (i) 0.6% of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company's portfolio, or (ii) 5.0% of the Company's revenues. The Company also pays Captec Advisors an incentive fee equal to 15.0% of the amount by which any increase in annual Funds From Operations ("FFO") per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of Common Stock outstanding. The Company is also subject to cost reimbursements to Captec Advisors in an amount equal to all costs incurred in the acquisition of properties. The sum of the incentive fee and the cost reimbursement cannot exceed 3.0% of the acquisition cost of properties identified by the Advisor and acquired during the term of the Advisory Agreement. In December 1998 the Advisory Agreement was amended retroactive to January 1, 1998 (the "Amendment"). The effect of the Amendment was to reduce the management fee to Captec Advisors by the amount of acquisition fees paid directly to Captec Advisors as a result of acquisitions made by the Partnerships (see INVESTMENT IN PARTNERSHIPS below) or Family Realty, Inc. (see INVESTMENTS IN AFFILIATES below).

     The Advisory Agreement expires on December 31, 1999, subject to successive, automatic one-year renewals unless terminated by either party at the conclusion of the then-applicable term, upon 90 days prior written notice. Historically, the Company has not had a large enough asset base to provide the economies of scale necessary for the Company to be self-administered and self-managed. As a result of the Company's historical and anticipated growth, management believes that the efficiencies derived from being externally advised have diminished. Consequently, in December 1998 the Company formed a sub-committee of its board of directors to explore the possibility of becoming self-administered and self-managed.

     INVESTMENTS IN PARTNERSHIPS. In August 1998 the Company purchased the general partnership interests in Captec Franchise Capital Partners L.P. III, and Captec Franchise Capital Partners L.P. IV (collectively the "Partnerships"), which are engaged in substantially the same business as the Company. Pursuant to the terms outlined in the Amended and Restated Agreement of Limited Partnership between the Company and the Partnerships, the Company receives an acquisition fee equal to 5.0% of the aggregate purchase price of properties and an asset management fee equal to 1.0% of gross rental revenues from the Partnerships' properties and equipment. In connection with the Amendment, the Amended and Restated Agreements of Limited Partnership were amended retroactive to January 1, 1998. The effect of the amended agreements is to provide a 2.0% acquisition fee of the aggregate purchase price of properties to the Company from the Partnerships and a 3.0% acquisition fee of the aggregate purchase price of properties to Captec Advisors from the Partnerships, for which the Company receives an equal reduction in management fee expense to the

Advisor. Cash flows of the Partnerships are allocated 99.0% to the limited partners and 1.0% to the Company. Net sale or refinancing proceeds of the Partnership will be allocated 90.0% to the limited partners and 10.0% to the Company. The Company will also receive liquidation fees limited to the lesser of 3.0% of the gross sales price or 50.0% of the customary real estate commissions in the event of a real estate liquidation by the Partnerships. The cash flow, liquidation fees, and net sale proceeds to the Company are subordinated to an
10.5 and 11.0% preferred return for Captec Franchise Capital Partners L.P. IV and Captec Franchise Capital Partners L.P. III, respectively, plus return of the original capital contributions to the limited partners.

     INVESTMENTS IN AFFILIATES. Family Realty, Inc. ("Family Realty") was formed in 1998 to invest in net-leased entertainment-based retail properties, such as state of the art stadium style seating movie theaters, bowling centers and ice arenas. These type of entertainment-based properties are being developed to increase the destination appeal of retail centers and expand consumer traffic by merging entertainment, restaurant and retail concepts into a single location. As part of the operations of Family Realty, the freestanding restaurant and retail properties that are often part of these developments could be separately acquired by the Company on favorable terms. An institutional investor has provided $30.0 million of equity capital for Family Realty. Family Realty's objective is to utilize capital and third party borrowings to acquire up to $100 million in properties. The Company owns a 60.0% non-voting ownership in Family Realty and will receive a quarterly asset management fee, beginning in 1999, based on a percentage of Family Realty's portfolio. Family Realty is obligated to pay acquisition fees of 4.0% to CNLR Development Inc. ("Development"), a subsidiary of the Company. Captec Advisors earns an advisory fee from Development up to 50.0% of the acquisition fees earned by Development from Family Realty, which provides for an equal reduction in management fee expense to the Company.

     OPERATIONS

     Acquisitions from Operators. The Company purchases properties from, and enters into Leases with, creditworthy multi-unit operators of national and regional chain and franchised restaurants. Lessees that are deemed creditworthy are those Lessees that are most capable of meeting the obligations of a Lease over the term of the Lease. By acting in tandem with Captec Financial as a value-added provider of capital to restaurant operators, the Company purchases properties at below "retail" market value and thus realizes above market returns.

     Acquisitions from Developers. The Company has developed strategies for property acquisitions in the retail industry principally focused on establishing alliances with select retail developers. By developing these alliances, the Company establishes mutually beneficial, rather than competitive, relationships with developers, which increases the Company's supply of retail acquisition opportunities and provides the Company with below market purchase prices and above market lease yields.

     Underwriting Restaurant Chains and Retailers. The Company continually monitors the success of its existing and targeted restaurant and retail concepts, the financial condition of its Lessees, Lease compliance and other factors affecting the financial performance of its properties. The Company leases its properties to franchisees and operators of select major regional and national restaurants and retailers because the Company believes these widely recognized and centrally supported chains possess significant advantages over their independent competitors. These competitive advantages, which include the use of nationally recognized trademarks and logos and substantial management, training, advertising, market and product support from franchisors and national or regional chain management, strengthen the business and financial position of the Company's Lessees.

     The Company employs thorough underwriting procedures to select the franchise and chain business concepts towards which it directs its acquisition activities. This analysis includes a review of publicly available information concerning franchisors or chain operators; credit analysis of the franchisor's or operator's financial statements; assessment of business strategies, operating history and key personnel; operational and financial evaluation of unit level performance; comparison of fee and expense structure to industry averages; analysis of concept penetration and name recognition; assessment of non-quantitative factors contributing to concept success; and, for franchisors, surveys of representative franchisees to develop data on average sales, profitability and satisfaction with franchisor support. The Company's concept underwriting procedures also result in the establishment of credit standards for concept Lessees. Once selected, the Company conducts ongoing review of the performance of the business concept through monitoring of financial information and news releases. Each business concept is formally reevaluated annually.

     Underwriting Lessee Credit. The Lessees predominantly are experienced, multi-unit operators of fast-food, family-style and casual dining restaurants and retailers. The Company subjects each proposed Lessee to a thorough underwriting process to identify the most creditworthy Lessees and minimize the Company's risk from defaults and business failures. Lessees that are deemed creditworthy are those Lessees that are most capable of meeting the obligations of a Lease over the term of the Lease. The Company targets only Lessees with the competitive position and financial strength to meet Lease obligations. The Company's Lessees, as franchisees or operators of major national and regional franchised and chain outlets, also undergo rigorous scrutiny and training by national and regional franchisor and chain management and often must make substantial capital investments prior to conducting business. This provides additional assurance as to the creditworthiness of the Lessees and further reduces the Company's risk.

     Underwriting Site Selection. Prior to acquiring a property, the Company engages in an extensive site review. The Company typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist, and assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. The Company also (i) obtains an independent appraisal of the property; (ii) evaluates both the current and potential alternative use of the property; and (iii) obtains an independent Phase I environmental site assessment.

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

     Active Management of Lessee Credit. In addition to monitoring Lease compliance, the Company regularly reviews the financial condition of its Lessees and business, economic and market trends in order to identify and anticipate problems with Lessee performance which could adversely affect the Lessee's ability to meet Lease obligations. If potential problems are identified, the Company seeks early intervention with its Lessees and, when appropriate, chain or retailer national management to address and avoid such problems.

     All of the Company's operations are conducted in the United States. The Company's operations historically have not been seasonal.

     COMPETITION. The restaurant and retail finance industry is intensely competitive and fragmented. The Company believes that competition for the acquisition of restaurant properties is fragmented among large public corporations, private companies and individuals. The Company competes with other restaurant and retail finance companies (some of which are REITs), commercial banks, other financial institutions and certain franchisors that offer financing services directly to their franchisees. Based upon the knowledge of this industry and assessment of other REITs, the Company considers Franchise Finance Corporation of America, Realty Income Corporation and Commercial Net Lease Realty, Inc. to be its primary competitors among REITs. The Company believes that it has several key competitive advantages that enable it to compete favorably for property acquisitions, including the Company's ability to "bank" the chain restaurant industry in tandem with Captec Financial. The Company and its affiliates meet most of the chain restaurant operator's financing needs on a "one-stop shopping" basis. To execute this strategy, the Company and Captec Financial have strategically developed diversified financing products and a relationship-based marketing strategy founded upon the value of building long-term relationships with customers. The Company and Captec Financial offer to customers net lease financing, mortgage and acquisition loans, construction loans, equipment leases and loans and private equity financing, with all net lease acquisition opportunities directed to the Company. In addition, the Company has established alliances with select retail developers which allows the Company to compete favorably for development contracts directly with certain retailers, providing retailers with the combination of a nationwide network of select developers and a complete financing commitment.

     ENVIRONMENTAL MATTERS. Independent environmental consultants have conducted or updated environmental site assessments, including Phase I site assessments, and other environmental investigations as appropriate ("Environmental Site Assessments") at the Existing Properties. Where possible, the Company has entered into indemnification agreements with Lessees and/or prior owners at certain of the Existing Properties where potential environmental issues have been raised, but have been remediated or otherwise resolved. The Company currently is not directing or paying the costs of any remediation or monitoring work at any Existing Property. The Environmental Site Assessments of the Existing Properties have not revealed any environmental liability that the Company believes could have a material adverse effect on the Company's financial condition, nor is the Company aware of any material environmental liability. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with ownership of any of the Existing Properties. As part of its underwriting procedures, the Company will obtain Environmental Site Assessments for all future properties, including the Acquisition Properties. The Company believes that the extent and geographic diversity of its portfolio minimizes the likelihood of the Company being exposed to a material environmental liability.

     EMPLOYEES. Reference is made to Item 10. "Directors and Executive Officers of the Registrant" for a listing of the Company's Executive Officers. Other than the persons listed therein, the Company has no employees.

     FINANCIAL INFORMATION. See the Company's financial statements included in this Form 10-K (the "Financial Statements") for a statement of the Company's revenues, profits and total assets. All of the Company's revenues from external customers for the fiscal year ended December 31, 1998 may be attributed to, and all of its long-term assets are located in, the United States.

ITEM 2. PROPERTIES

     EXISTING PROPERTIES. As of December 31, 1998 the Company's portfolio consisted of 163 properties located in 30 states, which were leased to 41 operators of 27 distinct restaurant concepts and 16 retail concepts. The Existing Properties averaged 5.1 years of age and were subject to Leases with an average remaining term (excluding renewals) of approximately 17.2 years. Investments in individual properties ranged from $587,000 to $6.8 million and the total investment in the Existing Properties (excluding accumulated depreciation) was $229.1 million. The size of facilities located on the Existing Properties ranged from 2,400 to 78,400 square feet and the Existing Properties aggregated approximately 1,009,000 square feet. The Existing Properties include nine properties which presently are under construction, for which the Company had invested $12.9 million and had remaining commitments totaling $11.2 million. The following table sets forth certain information concerning the Existing Properties as of December 31, 1998.

                                                                                                         ANNUALIZED     % OF TOTAL
                            FACILITY       NO. OF       NO. OF          LOCATION         ACQUISITION     REVENUE AT       ANNUAL
        CONCEPT               TYPE       PROPERTIES   LESSEES(1)         (STATE)             COST       DEC. 31, 1998    REVENUE
        -------             --------     ----------   ----------        --------         -----------    -------------   ----------
PROPERTIES SUBJECT TO OPERATING LEASES:
Bennigan's..............  Restaurant         10            1         CO,CT,FL,IL,MI,     $ 18,022,089    $ 2,126,152        8.3%
                                                                        NC,OK,TX
Boston Market...........  Restaurant         13            4        IL,MI,NC,OH,PA,WI      14,907,125      1,610,477        6.3
Red Robin...............  Restaurant          4            3            CO,OH,WA           10,590,709      1,559,803        6.1
Steak & Ale.............  Restaurant          8            1         FL,IN,OK,TX,VA        11,593,288      1,367,722        5.3
Black Angus.............  Restaurant          4            1               MN               9,689,373      1,005,108        3.9
Applebee's..............  Restaurant          5            3           KY,MO,OH,WA          8,801,628      1,128,576        4.4
Denny's.................  Restaurant          9            3         AZ,FL,LA,NC,TX         8,980,768      1,030,692        4.0
Arby's..................  Restaurant         10            4          CO,GA,IN,MI,          8,049,844        940,636        3.7
                                                                        NM,OH,OR
Blockbuster Video.......  Retail              8            1         AL,GA,KY,SC,TX         7,683,919        834,379        3.3
Golden Corral...........  Restaurant          4            4            FL,NE,TX            7,442,156        836,347        3.3
Keg Steakhouse..........  Restaurant          5            1              OR,WA             6,648,343        806,832        3.1
BMW.....................  Auto Dealer         1            1               GA               7,115,013        709,200        2.8
Video Update............  Retail              5            1         AZ,IL,MN,MO,NM         6,080,149        741,135        2.9
Sportmart...............  Retail              1            1               IL               6,097,908        654,450        2.6
Jared Jewelers..........  Retail              1            1               VA               2,069,280        261,515        1.0
Carino's................  Restaurant          3            1               TX               5,478,135        630,160        2.5
Carrows.................  Restaurant          4            1               CA               4,855,722        603,927        2.4
Stop & Go...............  Retail              5            1               TX               4,318,664        532,126        2.1
Circle K................  Retail              3            1              CA,GA             4,064,366        494,449        1.9
Jack In The Box.........  Restaurant          4            1            AZ,CA,TX            4,553,993        489,963        1.9
Mountain Jack's.........  Restaurant          3            1              MI,OH             4,314,971        506,393        2.0
Hollywood Video.........  Retail              4            1            CO,GA,OH            3,199,373        371,483        1.4
Texas Roadhouse.........  Restaurant          2            1               CO               3,030,989        376,008        1.5
Nissan..................  Auto Dealer         1            1               GA               3,250,023        323,952        1.3
Babies R Us.............  Retail              1            1               MO               3,157,534        335,347        1.3
Claim Jumper............  Restaurant          2            1               AZ               2,990,708        345,427        1.3
Kona Steakhouse.........  Restaurant          2            1               TX               2,759,758        332,325        1.3
Office Depot............  Retail              1            1               GA               2,821,785        305,732        1.2
Michael's Crafts........  Retail              1            1               MD               2,770,281        308,871        1.2
Stanford's..............  Restaurant          1            1               CO               2,427,861        316,995        1.2
Edward Bros./Best Buy...  Retail              1            1               CA               2,213,144        261,383        1.0
Rite Aid................  Retail              1            1               CA               2,248,750        267,096        1.0
Schlotzsky's Deli.......  Restaurant          3            1               AZ               2,621,272        258,968        1.0
Burger King.............  Restaurant          2            2              VA,WV             2,095,925        262,700        1.0
East Side Mario's.......  Restaurant          1            1               OH               1,820,000        246,823        1.0
Athlete's Foot..........  Retail              1            1               GA               1,691,947        196,588        0.8
Damon's.................  Restaurant          1            1               AZ               1,429,445        161,483        0.6
Blockbuster Music.......  Retail              1            1               AL               1,526,653        155,402        0.6
Roadhouse Grill.........  Restaurant          1            1               NY               1,048,395        149,970        0.6
Perkins.................  Restaurant          1            1               FL                 956,704        110,999        0.4
Popeye's................  Restaurant          1            1               GA                 877,941        101,538        0.4
Hooters.................  Restaurant          1            1               FL               1,048,870         71,050        0.3
Whataburger.............  Restaurant          1            1               NM                 948,067         71,262        0.3
Vacant..................  Restaurant         19            0       FL,GA,IL,IN,MI,NJ,      17,719,001             --        0.0
                                                                     NM,OR,PA,TX,WA
                                            ---           --                             ------------    -----------      -----
                                            160           59                             $226,011,869    $24,201,444       94.4%
                                            ---           --                             ------------    -----------      -----
PROPERTIES SUBJECT TO FINANCING LEASES:
Jared Jewelers..........  Retail              3            1              AZ,FL          $  3,128,824    $   412,848        1.6%
                                            ---           --                             ------------    -----------      -----
  Total Annualized Rental Revenue.....      163           60                             $229,140,693    $24,614,292         96%
                                            ===           ==                             ============    ===========      =====
  Annualized Total
    Revenue                                                                                              $25,633,519        100%
                                                                                                         ===========      =====

                                                                        % OF TOTAL                       ANNUALIZED     % OF TOTAL
                              NO. OF        NO. OF       NO. OF        ACQUISITION       ACQUISITION     REVENUE AT     ANNUALIZED
         SEGMENT             CONCEPTS     PROPERTIES   LESSEES(1)          COST              COST       DEC. 31, 1998    REVENUE
         -------             --------     ----------   ----------      -----------       -----------    -------------   ----------
SEGMENT INFORMATION:
Restaurant...............       27           124           41              71.5          $163,883,079    $17,448,335       70.9%
Retail...................       16            39           13              28.5            65,257,614      7,165,957       29.1
                           ------------      ---           --       ------------------   ------------    -----------      -----
                                43           163           54             100.0          $229,140,693    $24,614,292      100.0%
                           ============      ===           ==       ==================   ============    ===========      =====

-------------------------
(1) Certain Lessees lease properties under more than one concept, and therefore the number of Lessees totaled by concept exceeds the number of actual Lessees (54).

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

     During the term of a Lease, the Lessee pays the Company rent on a monthly basis. Leases generally provide for automatic, fixed increases in the rent at predetermined intervals during the Lease term. As of December 31, 1998, the net weighted average capitalization rate (annual minimum rent divided by the total property investment, including acquisition cost) for the Existing Properties was 10.4% and the weighted average annualized rate of automatic fixed increases in the minimum annual rent was 2.0%. In accordance with generally accepted accounting principles ("GAAP"), the Company recognizes the total rental, as stipulated by the Lease (including automatic fixed increases), as income on a straight-line basis over the term of the Lease. As of December 31, 1998, the net weighted average straight-line capitalization rate (annual straight-line rental revenue divided by the total property investment, including capitalized acquisition cost) was 11.9% for the Existing Properties. Under the terms of the Company's triple-net Leases, the Lessees are responsible for all operating costs and expenses of repairs, maintenance, real property taxes, assessments, utilities and insurance. In limited circumstances, the Company's retail Leases are on a "double-net" basis pursuant to which the Company, rather than the Lessee, is responsible for maintenance of the exterior walls and/or roof of the property. Therefore, the Company generally is not required to make significant capital expenditures with respect to its portfolio. Capital expenditures totaled approximately $0 in 1998 and $5,000 in 1997.

     The following table sets forth as of December 31, 1998, scheduled Lease expirations for the Existing Properties. Only 7.8% of the Company's Leases are scheduled to expire during the next 10 years (assuming no renewals).

                                              NUMBER OF
                 YEAR OF                       LEASES           TOTAL         PERCENTAGE OF
              EXPIRATION(1)                   EXPIRING     ANNUAL RENTS(2)    TOTAL RENTAL
              -------------                   ---------    ---------------    -------------
1999-2003.................................        --         $        --            0.0%
2004......................................         1             600,000            2.7
2005......................................         1              78,464            0.4
2006......................................         3             322,856            1.5
2007......................................         7             678,310            3.2
2008......................................        --                  --             --
2009 and thereafter.......................       151          19,811,206           92.2
                                                 ---         -----------          -----
  Total...................................       163         $21,490,836          100.0%
                                                 ===         ===========          =====

-------------------------
(1) Assumes no early termination due to exercise of purchase options, defaults or otherwise.

(2) Based upon monthly rent as of December 31, 1998, as annualized and without giving effect to any future rent increases or percentage rent.

     OCCUPANCY AND LEASE PERFORMANCE. As of December 31, 1998, 144 of the 163 Existing Properties were subject to Leases which were performing. The 19 vacant properties, comprised of 14 properties formerly leased to Boston Chicken, Inc. and its franchisees ("Boston Chicken"), three other properties and two modular buildings, represent 7.7% of the total investment in the Existing Properties. The Company is actively remarketing vacant properties. The Company periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. In 1998, the Company recorded an impairment loss of $445,000 for the two vacant modular buildings held for sale. Management believes that estimated future cash flows (undiscounted and without interest charges) from the other vacant properties will be in excess of the carrying amount of these properties.

     In October 1998, Boston Chicken and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's Boston Chicken leases were rejected and classified as vacant as of December 31, 1998. Boston Chicken and its affiliates operating in Chapter 11 collectively agreed to assume the Leases on 12 other properties with slightly modified terms that will result in no material effect on FFO. The Company has one additional lease to a Boston Chicken affiliate that is not in bankruptcy and which is fully performing.

     PROPERTY AND LEASE CONCENTRATIONS. The Existing Properties are leased to operators of 43 distinct restaurant and retail concepts or brands. As of December 31, 1998, Leases to the franchisor of Bennigan's restaurants represent 8.3% of annualized total revenue from the Existing Properties, and the next highest "concept concentration" was 6.3%.

     The Existing Properties are leased to 54 different Lessees. As of December 31, 1998, leases to S&A Properties, Inc., which operates Bennigan's and Steak & Ale restaurants, represent 13.6% of annualized total revenue from the Existing Properties, and the next highest single Lessee represents 4.0% of annualized total revenue from the Existing Properties. No single property contributed more than 4.0% of annualized total revenue from the Existing Properties. Of the Existing Properties, 124 are restaurant properties leased to 41 different Lessees representing 72.3% of the Company's investment in properties and 39 are retail properties leased to 13 different Lessees representing 27.7% of the Company's investment in properties.

     The Company invests in restaurant and retail properties throughout the United States. The Existing Properties generally are well diversified geographically across 30 states with a maximum "geographic concentration" in Texas equal to 11.6% of the Company's investment in the Existing Properties. No other geographic concentrations exceed 10.0% of the Company's investment in the Existing Properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently involved in any material legal proceedings, nor, to its knowledge, are any material claims threatened against the Company or its properties other than claims arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is listed for quotation on the Nasdaq National Market System under the symbol "CRRR." The Company completed the Offering on November 19, 1997. The following table sets forth the high and low sales prices per share as quoted on the Nasdaq National Market System and dividends declared by the Company related to the following quarters of the fiscal years indicated:

                                                                    SALES PRICES
                                                               ----------------------       DIVIDENDS
FISCAL 1998                                                      HIGH           LOW         DECLARED
-----------                                                      ----           ---         ---------
Fourth Quarter.............................................    $15.125        $11.125        $ .375
Third Quarter..............................................     15.9375        12.00           .375
Second Quarter.............................................     17.125         14.625          .375
First Quarter..............................................     17.875         17.00           .375
                                                                                             ------
                                                                                             $1.50
                                                                                             ======
FISCAL 1997
-----------
Fourth Quarter*............................................    $18.063        $15.50         $ .195
                                                                                             ======

-------------------------
* In association with the Offering, the Company paid accrued quarterly dividends on its redeemable preferred stock.

     As of March 1, 1999 there were 73 record holders of the Common Stock.

     On January 15, 1999, the Company paid a dividend of $0.375 per share to stockholders of record on January 5, 1999. While the Company intends to continue paying dividends, dividend payment determinations, subject to the Company's obligations in order to maintain its status as a REIT, will be made by the Company's Board of Directors based on an analysis of the Company's earnings, the competitive climate in which the Company operates and other relevant considerations.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected historical operating and financial data for the Company as of December 31, 1998, 1997, 1996 and 1995 and for each of the years then ended and have been derived from the financial statements of the Company, audited by PricewaterhouseCoopers LLP, independent public accountants.

     The pro forma information included is presented as if the initial public offering of the Common Stock and the application of proceeds therefrom occurred on January 1, 1996. The pro forma financial information is not audited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated on the dates described.

     The principal adjustments for the 1996 -- 1997 pro forma financial information are: (i) the reduction of interest expense based on repayment of notes payable from the Offering proceeds; (ii) a reduction in management fees to conform with the terms of the Advisory Agreement negotiated in conjunction with the Offering; (iii) elimination of the provision for income tax based upon the Company's qualification as a REIT; and (iv) elimination of preferred stock dividend requirements, the aggregate effects of which were offset in part by an increase in general and administrative expenses to reflect the commencement of salaries and benefits and other incremental costs related to operating as a public REIT and an increase in depreciation expense to reflect the increase in recorded values of properties subject to operating leases.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Financial Statements and notes thereto included elsewhere in this Form 10-K.

                            YEAR ENDED             YEAR ENDED                YEAR ENDED             YEAR ENDED
                         DECEMBER 31, 1998      DECEMBER 31, 1997         DECEMBER 31, 1996      DECEMBER 31, 1995
                         -----------------   -----------------------   -----------------------   -----------------
                                             PRO FORMA   COMBINED(2)   PRO FORMA   PREDECESSOR      PREDECESSOR
                                             ---------   -----------   ---------   -----------      -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Rental income........      $  22,451       $ 11,565     $  11,565    $  4,907     $  4,907         $    614
  Interest and other
    income.............          3,235          2,217         1,831       2,480        2,011            1,255
                             ---------       ---------    ---------    ---------    --------         --------
Total revenue..........         25,686         13,782        13,396       7,387        6,918            1,869
                             ---------       ---------    ---------    ---------    --------         --------
EXPENSES:
  Interest.............          6,800            521         5,895          --        1,977              112
  General and
    administrative.....          1,616          1,661         2,074       1,436        1,218              329
  Provision for
    unbilled rent......            865
  Depreciation and
    amortization.......          3,069          1,734         1,606         778          649               88
                             ---------       ---------    ---------    ---------    --------         --------
Total expenses.........         12,350          3,916         9,575       2,214        3,844              529
                             ---------       ---------    ---------    ---------    --------         --------
Income before gain on
  sale of properties
  and income tax.......         13,336          9,866         3,821       5,173        3,074            1,340
Gain (loss) on sale of
  properties...........         (1,838)           148           148          --           --               --
                             ---------       ---------    ---------    ---------    --------         --------
Income before income
  tax..................         11,498         10,014         3,969       5,173        3,074            1,340
Provision for income
  tax..................             --             --           167          --           95              457
                             ---------       ---------    ---------    ---------    --------         --------
Net income.............         11,498         10,014         3,802       5,173        2,979              883
Redeemable Preferred
  Stock dividend
  requirements.........             --             --         6,637          --        7,496            3,619
                             ---------       ---------    ---------    ---------    --------         --------
Income/(loss)
  attributable to
  Common Stock.........      $  11,498       $ 10,014     $  (2,835)   $  5,173     $ (4,517)        $ (2,736)
                             =========       =========    =========    =========    ========         ========
Income/(loss) per share
  of Common Stock......      $    1.21       $   1.05     $   (1.43)   $   0.54     $  (4.61)        $  (2.79)
                             =========       =========    =========    =========    ========         ========
Weighted Average number
  of shares of Common
  Stock outstanding....      9,508,108       9,508,108    1,984,972    9,508,108     980,330          980,330
                             =========       =========    =========    =========    ========         ========
                                            (IN THOUSANDS, EXCEPT PROPERTY AND PER SHARE DATA)
OTHER DATA:
  Cash flows from
    operating
    activities.........      $  14,885            n/a     $   4,925         n/a     $  3,994         $    869
  Cash flows from
    investing
    activities.........      $ (70,980)           n/a     $ (78,142)        n/a     $(53,274)        $(39,526)
  Cash flows from
    financing
    activities.........      $  57,055            n/a     $  72,883         n/a     $ 51,173         $ 40,626
  Funds From Operations
    ("FFO")(1).........      $  16,405       $ 11,600     $   5,260    $  5,951     $  3,628         $    971
  FFO per share........      $    1.73       $   1.22           n/a    $   0.63          n/a              n/a
  Total properties (at
    end of period).....            163            112           112          63           63               18

                                                                         DECEMBER 31,
                                                          ------------------------------------------
                                                            1998        1997       1996       1995
                                                            ----        ----       ----       ----
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...........................    $  4,489    $  3,528    $ 3,862    $ 1,969
  Properties subject to leases, net...................     224,478     152,766     71,137     15,554
  Total investments...................................     238,195     166,953     85,735     37,302
  Total assets........................................     252,010     181,702     98,614     42,292
  Notes payable.......................................     113,985      42,746     48,160      1,588
  Total liabilities...................................     116,415      46,896     49,214      2,121
  Redeemable Preferred Stock..........................          --          --     49,399     40,000
  Total stockholders' equity..........................     135,595     134,806          1        171

-------------------------
(1) Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. In March, 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper which provided additional guidance on the calculation of FFO. FFO is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excludes amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. In addition, FFO should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

(2) The 1997 results include the combined results of the Predecessor for the period January 1, 1997 through September 30, 1997 and the Company for the period October 1, 1997 through December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's Leases typically provide for minimum rent plus specified fixed periodic rent. Other revenues are derived primarily from interest income on loans to affiliates and fee income earned from the Partnerships.

     As of December 31, 1998, the Company owned 163 properties, located in 30 states, subject to long-term net Leases with 54 different Lessees under major restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Best Buy, Athlete's Foot, Blockbuster Video, and Office Depot.

HISTORICAL RESULTS OF OPERATIONS -- 1998 TO 1997

     Total revenue increased 91.7% to $25.7 million for the year ended December 31, 1998 as compared to $13.4 million for the year ended December 31, 1997. Rental revenue increased 94.1% to $22.5 million for 1998 as compared to $11.6 million for 1997. The increase in rental revenue resulted principally from the acquisition of 54 net leased properties, offset by the sale of three net leased properties, and the benefit of a full period of rental revenue from the 55 properties acquired and leased in the preceding year. Interest and other income increased to $3.2 million for 1998 as compared to $1.8 million for 1997, primarily as a result of fee income earned from the Partnerships.

     Interest expense increased by 15.4% to $6.8 million for 1998 as compared to $5.9 million for 1997. The increase was primarily due to higher debt balances in 1998 over comparable time periods in 1997. Additional debt of $71.2 million was used to fund the acquisition of properties during 1998, offset by the $80.6 million of debt repaid from Offering proceeds in the prior period. General and administrative expenses, including management fees to affiliates, decreased 22.1% to $1.6 million for 1998 as compared to $2.1 million for 1997, primarily due to reduced management fee expenses derived from the amended Advisory Agreement (see Note 9 of the Financial Statements). Depreciation and amortization increased 91.1% to $3.1 million for 1998 as compared to $1.7 million for 1997, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year.

     In October 1998, Boston Chicken and the majority of its operating subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's 27 Boston Chicken Leases were rejected. During 1998, the Company recorded a one-time non-cash charge of $865,000 related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates. Monthly revenue related to the 14 rejected Leases was approximately $135,000, which the Company anticipates recovering through re-leasing efforts in 1999.

     During 1998, the Company sold three real estate properties, disposed of one direct financing lease, sold a 50% interest in a property under construction to Family Realty, and reserved for $455,000 of losses expected on the disposition of two modular building properties. As a result of these transactions, the Company collected total gross proceeds of $4.8 million and reflected a net loss on the sale of properties totaling $1.8 million.

     Since the Company did not operate as a REIT prior to 1997, a provision for income tax has been recorded in prior years. The provision for income tax does not bear the usual relationship to pretax income as a result of the treatment of dividends paid on the redeemable preferred stock as deductible interest expense for tax purposes. If deduction as interest is challenged by the Internal Revenue Service, the Company could be assessed and ultimately required to pay income taxes. The provision for income tax was $167,000 for 1997 due to an allowance recorded to reflect the Company's estimate of the minimum settlement of this matter, should a claim be asserted by the Internal Revenue Service. See Note 7 of the Financial Statements.

     As a result of the foregoing, the Company's net income before income tax increased 189.7% to $11.5 million for 1998 as compared to $4.0 million for 1997, and net income increased 202.4% to $11.5 million for 1998 as compared to $3.8 million for 1997. FFO increased 211.6% to $16.4 million from $5.3 million in 1997. Income attributable to Common Stock was $11.5 million compared to a loss of $2.8 million in 1996.

PRO FORMA RESULTS OF OPERATIONS -- 1998 TO 1997

     Pro forma net income was $10.0 million for the year ended December 31, 1997, compared to historical net income of $3.8 million for the year ended December 31, 1997. Pro forma revenue increased $385,000 as a result of the inclusion of revenues from the Partnerships. Pro forma expenses declined $5.8 million as a result of: (i) the reduction of interest expense based on repayment of the first $80.6 million of debt outstanding during 1997; (ii) a reduction in management fees pursuant to the Advisory Agreement; and (iii) elimination of the provision for income tax based upon the Company's operation as a REIT, the aggregate effects of which were offset in part by an increase in general and administrative expenses to reflect the commencement of salaries and benefits and other incremental costs related to operating as a public REIT and an increase in depreciation expense to reflect the increase in recorded values of properties subject to operating Leases. The pro forma adjustments were assumed to have occurred on January 1, 1996.

     Net income increased 14.7% to $11.5 million for 1998, as compared to pro forma net income of $10.0 million for 1997, and pro forma FFO increased 41.4% to $16.4 million for 1998, as compared to pro forma FFO of $11.6 million in 1997.

HISTORICAL RESULTS OF OPERATIONS -- 1997 TO 1996

     Total revenue increased 93.6% to $13.8 million for the year ended December 31, 1997 as compared to $6.9 million for the year ended December 31, 1996. Rental revenue increased 135.7% to $11.6 million for 1997 as compared to $4.9 million for 1996. The increase in rental revenue resulted principally from the acquisition of 55 net leased properties, offset by the sale of six net leased properties, and the benefit of a full period of rental revenue from properties acquired and leased in the preceding year. Interest and other income, decreased by 9.0% to $1.8 million for 1997 as compared to $2.0 million for 1996, primarily due to a reduction in the interest rate on loans to affiliates. On October 1, 1996 the interest rate on the Company's master revolving note with an affiliate was reduced to 8.0% per annum from 9.0% per annum.

     Interest expense increased 198.2% to $5.9 million for 1997 as compared to $2.0 million for 1996. The increase was primarily due to interest on $75.2 million of additional debt used to fund the acquisition of properties which was incurred during 1997, as well as a full period of interest on debt incurred in the prior year; however, this was offset by the $80.6 million of debt repaid from Offering proceeds. General and administrative expenses, including management fees to affiliates, increased 70.3% to $2.1 million for 1997 as compared to $1.2 million for 1996, primarily due to an increase in management fees paid due to the increased asset base. Depreciation and amortization increased 147.4% to $1.6 million for 1997 as compared to $649,000 for 1996, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year.

     The Company sold six properties during 1997, collecting gross proceeds of $4.2 million and reflecting a gain of $148,000 on the sale of these properties.

     Since the Company did not operate as a REIT prior to 1997, a provision for income tax was recorded in prior years. The provision for income tax does not bear the usual relationship to pretax income as a result of the treatment of dividends paid on the redeemable preferred stock as deductible interest expense for tax purposes. If deduction as interest is challenged by the Internal Revenue Service, the Company could be assessed and ultimately required to pay income taxes. The provision for income tax increased to $167,000 for 1997 as compared to $95,000 for 1996, primarily due to an allowance recorded to reflect the Company's estimate of the minimum settlement of this matter, should a claim be asserted by the Internal Revenue Service.

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

PRO FORMA RESULTS OF OPERATIONS -- 1997 TO 1996

     Pro forma net income was $10.0 million for the year ended December 31, 1997, compared to historical net income of $3.8 million for the year ended December 31, 1997. Pro forma revenue increased $385,000 as a result of the inclusion of revenues from the Partnerships. Pro forma expenses declined $5.8 million as a result of: (i) the reduction of interest expense based on repayment of the first $80.6 million of debt outstanding during 1997; (ii) a reduction in management fees pursuant to the Advisory Agreement; and (iii) elimination of the provision for income tax based upon the Company's operation as a REIT, the aggregate effects of which were offset in part by an increase in general and administrative expenses to reflect the commencement of salaries and benefits and other incremental costs related to operating as a public REIT and an increase in depreciation expense to reflect the increase in recorded values of properties subject to operating Leases. The pro forma adjustments were assumed to have occurred on January 1, 1996.

     Pro forma net income increased 93.6% to $10.0 million for 1997, as compared to $5.2 million for 1996, and pro forma FFO increased 94.9% to $11.6 million for 1997, as compared to $6.0 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions typically have been funded out of proceeds from equity offerings and borrowings. The Company expects to meet its long-term liquidity requirements (principally property development and acquisition and scheduled debt maturities) through a variety of future sources of capital, including long-term secured and unsecured indebtedness, "off-balance sheet" financing through the formation of joint ventures, and the issuance of additional equity or debt securities. Although its organizational documents contain no limitation on the amount of debt it may incur, the Company, subject to the discretion of the Board of Directors, intends to maintain a debt capitalization ratio (total consolidated debt of the Company as a percentage of market capitalization) of not more that 50.0%.

     The Company's Leases generally provide for specified periodic rent increases. In addition, most of the Company's Leases require the Lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its Existing Properties other than potential costs of re-leasing vacant Boston Chicken properties.

     At December 31, 1998, the Company had cash and cash equivalents of $4.5 million. For the year ended December 31, 1998, the Company generated cash from operations of $14.9 million as compared to $5.0 million in 1997. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties.

     On November 19, 1997, the Company completed the Offering of Common Stock at a price of $18.00 per share. Net proceeds from the Offering totaled $132.1 million, after underwriting commissions and Offering expenses. The Company used the net proceeds of the Offering to repay $80.6 million of its existing notes payable, to redeem $40.5 million of the redeemable preferred stock and to pay $10.9 million of accrued dividends thereon. The remaining $9.5 million of redeemable preferred stock was exchanged for 527,778 shares of the Common Stock. As a result, the Company's preferred stock dividend requirement has been eliminated.

     CREDIT FACILITY. In February 1998, the Company entered into a credit facility (the "Credit Facility"), which is used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under a prior credit facility. On December 1, 1998 the Company amended the Credit Facility to provide up to $125 million of debt which is secured by the Existing Properties. At December 31, 1998, the Company had $114.0 million of aggregate outstanding borrowings under the Credit Facility.

     The Credit Facility has a three year term and the revolving credit borrowings are subject to borrowing base restrictions. The Credit Facility is subject to covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. In connection with the Credit Facility the Company incurred issuance costs of $1.7 million and is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

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

     PROPERTY ACQUISITIONS AND COMMITMENTS. During the year ended December 31, 1998, the Company acquired properties for an aggregate acquisition cost of $81.2 million. The gross weighted average capitalization rate (annual rental divided by the property purchase price) on aggregate 1998 property acquisitions was 10.5% on a cash basis (using annual minimum rents) and 12.26% on a straight-line basis (using estimated annual revenue under GAAP). The net weighted average capitalization rate (annual rental divided by the total property investment, including capitalized acquisition costs) on aggregate 1998 property acquisitions was 10.37% on a cash basis and 12.03% on a straight-line basis.

     As of December 31, 1998, the Company had entered into commitments to acquire the 51 Acquisition Properties totaling $97 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of sources of capital, including borrowings under the Credit Facility, other long-term secured and unsecured indebtedness, "off-balance sheet financing" through the formation of joint ventures and the issuance of additional equity or debt securities.

     Property acquisition commitments are expected to generate the primary demand for additional capital in the future.

     DIVIDENDS. During 1998, the Company paid dividends of $12.6 million, including a partial dividend related to the fourth quarter of 1997 of $0.195 per share or $1,854,082. In January 1999, the Company declared a fourth quarter dividend on its Common Stock in the amount of $0.375 per share or $3,565,541. The dividend was payable to shareholders of record on January 5, 1999 and was paid on January 15, 1999.

     Prior to the Offering, the Company historically accrued quarterly dividends on its redeemable preferred stock. After payment of the accrued preferred stock dividends and the redemption and exchange of the Company's outstanding redeemable preferred stock out of the proceeds of the Offering, the Company's preferred stock dividend requirement has been eliminated.

     The Company intends to pay a regular quarterly dividend on its Common Stock of $.38 per share (which if annualized would be $1.52 per share) for 1999. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

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

     The Credit Facility bears interest at a variable rate which will be influenced by changes in short-term interest rates and will be sensitive to inflation. The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates (see
Note 8 of the Financial Statements).

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

     The Company predominantly uses standard application software supported by third party vendors. Information has been obtained from key third-party financial software vendors that comprise the core business applications indicating that the core software systems are currently Year 2000 compliant.

     The Company is in the process of identifying key business partners, such as financial institutions and lessees, to assess their status of Year 2000 readiness. Upon completion of the assessment process, a strategy on how to address each partner will be developed based on the relative importance of each relationship.

     The Company's major software applications are currently Year 2000 compliant, and the core computing infrastructure including personal computers and network server hardware and software are all compliant. Therefore, the Company does not anticipate the total cost of Year 2000 compliance will have a material adverse effect on the Company's business or results of operations. The Company has incurred minimal costs to date related to Year 2000 compliance.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The statement requires that all derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management has not yet determined the impact the statement will have on its earnings or financial position.

     In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective beginning January 1, 1999 for the Company. This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company will record a $340,000 non-cash charge in the first quarter of 1999 for the balance of unamortized organization costs.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated Financial Statements and supplementary data are attached to this Form 10-K. Reference is made to the Index to the Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference under the heading "Election of Directors" from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on June 3, 1999, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference under the heading "Executive Compensation" from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on June 3, 1999, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference under the heading "Security Ownership of Certain Beneficial Owners and Management" from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on June 3, 1999, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference under the heading "Certain Relationships and Related Transactions" from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on June 3, 1999, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     See page F-1 for an index to Financial Statements.

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
         3.2   Bylaws of the Company**
         3.3   Form of Amended and Restated Certificate of Incorporation**
        10.1   Second Amended and Restated Credit Agreement***
        10.2   Employment Agreement between the Company and Patrick L.
               Beach*
        10.3   Employment Agreement between the Company and W. Ross Martin*
        10.6   Advisory Agreement between the Company and Captec Net Lease
               Realty Advisors, Inc.**
        10.7   Form of Indemnification Agreement to be entered into by the
               Company's directors and officers**
        10.9   Long-Term Incentive Plan*
        10.10  Directors' Deferred Compensation Plan*
        10.11  First Amendment to Advisory Agreement***
        10.12  First Amendment to Limited Partnership Agreement between the
               Company and Captec Franchise Capital Partners L.P. III***
        10.13  First Amendment to Limited Partnership Agreement between the
               Company and Captec Franchise Capital Partners L.P. IV***
        27     Financial Data Schedule***

-------------------------
  * Incorporated by reference from the Company's Registration Statement on Form S-11 (Registration No. 333-34983) (the "S-11") filed with the Commission on September 5, 1997.

 ** Incorporated by reference from Amendment No. 2 to the S-11 filed with the Commission on November 6, 1997.

*** Filed herewith.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-K which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intent," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1999                            CAPTEC NET LEASE REALTY, INC.

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

March 30, 1999                            CAPTEC NET LEASE REALTY, INC.

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

March 30, 1999                            /s/ W. ROSS MARTIN

                                          --------------------------------------
                                          W. Ross Martin
                                          Director, Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)

March 30, 1999                            /s/ H. REID SHERARD

                                          --------------------------------------
                                          H. Reid Sherard
                                          Director

March 30, 1999                            /s/ LEE C. HOWLEY, JR.

                                          --------------------------------------
                                          Lee C. Howley, Jr.
                                          Director

March 30, 1999                            /s/ RICHARD J. PETERS

                                          --------------------------------------
                                          Richard J. Peters
                                          Director

March 30, 1999                            /s/ CREED L. FORD, III

                                          --------------------------------------
                                          Creed L. Ford, III
                                          Director

March 30, 1999                            /s/ WILLIAM H. KRUL II

                                          --------------------------------------
                                          William H. Krul, II
                                          Director

March 30, 1999                            /s/ WILLIAM J. CHADWICK

                                          --------------------------------------
                                          William J. Chadwick
                                          Director

March 30, 1999                            /s/ ALBERT T. ADAMS

                                          --------------------------------------
                                          Albert T. Adams
                                          Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGES
                                                                -----
Report of Independent Accountants...........................     F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     F-3
Consolidated Statements of Operations for the Year Ended
  December 31, 1998 and for the Periods October 1, 1997
  through December 31, 1997 and January 1, 1997 through
  September 30, 1997, and for the Year Ended December 31,
  1996......................................................     F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Year Ended December 31, 1998 and for the Periods
  October 1, 1997 through December 31, 1997 and January 1,
  1997 through September 30, 1997, and for the Year Ended
  December 31, 1996.........................................     F-5
Consolidated Statements of Cash Flows for the Year Ended
  December 31, 1998 and for the Periods October 1, 1997
  through December 31, 1997 and January 1, 1997 through
  September 30, 1997, and for the Year Ended December 31,
  1996......................................................     F-6
Notes to Consolidated Financial Statements..................     F-7
Report of Independent Accountants...........................    F-18
Schedule III -- Properties and Accumulated Depreciation as
  of December 31, 1998......................................    F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Captec Net Lease Realty, Inc.

     We have audited the accompanying consolidated balance sheets of Captec Net Lease Realty, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period October 1 through December 31, 1997. We have also audited the accompanying statements of operations, changes in stockholders' equity, and cash flows for the period January 1, 1997 through September 30, 1997 and for the year ended December 31, 1996 of Captec Net Lease Realty, Inc. (a Michigan corporation -the "Predecessor"). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Captec Net Lease Realty, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations, changes in stockholders' equity and cash flows for Captec Net Lease Realty, Inc. and subsidiaries and its Predecessor for the periods indicated above, in conformity with generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP

February 26, 1999

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
ASSETS
Cash and cash equivalents...................................    $  4,488,565    $  3,528,129
Investments:
  Properties subject to operating leases, net...............     221,349,661     151,491,551
  Properties subject to financing leases, net...............       3,128,824       1,274,044
  Loans to affiliates, collateralized by mortgage loans.....       8,915,523      13,061,845
  Investment in affiliated limited partnerships.............       4,395,000              --
  Other loans...............................................              --         703,950
  Other loans, related party................................         405,775         421,920
                                                                ------------    ------------
     Total investments......................................     238,194,783     166,953,310
Short-term loans to affiliates..............................       2,505,294       7,449,505
Unbilled rent, net..........................................       3,710,487       2,271,043
Accounts receivable.........................................         144,642         651,481
Due from affiliates.........................................       1,242,675         186,625
Other assets................................................       1,724,283         661,875
                                                                ------------    ------------
     Total assets...........................................    $252,010,729    $181,701,968
                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................    $113,984,988    $ 42,746,189
  Accounts payable and accrued expenses.....................       1,428,041       1,434,668
  Due to affiliates.........................................          76,513              --
  Dividends payable.........................................              --       1,854,082
  Federal income tax payable................................         719,000         719,000
  Security deposits held on leases..........................         194,406         141,892
                                                                ------------    ------------
     Total liabilities......................................     116,402,948      46,895,831
                                                                ------------    ------------
Stockholders' Equity:
  Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108..............          95,081          95,081
  Paid in capital...........................................     134,711,056     134,711,056
  Retained earnings.........................................         801,644              --
                                                                ------------    ------------
     Total stockholders' equity.............................     135,607,781     134,806,137
                                                                ------------    ------------
     Total liabilities and stockholders' equity.............    $252,010,729    $181,701,968
                                                                ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         PREDECESSOR
                                                                                ------------------------------
                                                              FOR THE PERIOD    FOR THE PERIOD
                                                                OCTOBER 1,        JANUARY 1,
                                               YEAR ENDED        THROUGH           THROUGH         YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,     SEPTEMBER 30,     DECEMBER 31,
                                                  1998             1997              1997             1996
                                              ------------    --------------    --------------    ------------
Revenue:
  Rental income...........................    $22,451,150       $3,590,602       $ 7,974,798      $ 4,907,324
  Interest income on loans to
     affiliates...........................      1,817,677          355,716         1,110,375        1,949,097
  Interest and other income...............      1,417,009          112,187           251,893           61,930
                                              -----------       ----------       -----------      -----------
     Total revenue........................     25,685,836        4,058,505         9,337,066        6,918,351
                                              -----------       ----------       -----------      -----------
Expenses:
  Interest................................      6,799,695        1,475,412         4,419,226        1,976,634
  Management fees, affiliates.............        193,757          189,412         1,347,086          935,241
  General and administrative..............      1,422,212           72,528           464,769          282,784
  Depreciation and amortization...........      3,069,074          530,318         1,076,043          649,347
  Provision for unbilled rent.............        865,311               --                --               --
                                              -----------       ----------       -----------      -----------
     Total expenses.......................     12,350,049        2,267,670         7,307,124        3,844,006
                                              -----------       ----------       -----------      -----------
     Income before gain (loss) on sale of
       properties and income tax..........     13,335,788        1,790,835         2,029,942        3,074,345
Gain (loss) on sale of properties.........     (1,837,524)         206,834           (58,687)              --
                                              -----------       ----------       -----------      -----------
     Income before income tax.............     11,498,264        1,997,669         1,971,255        3,074,345
Provision for income tax..................             --               --           167,000           95,000
                                              -----------       ----------       -----------      -----------
     Net income...........................    $11,498,264        1,997,669         1,804,255        2,979,345
                                              ===========
Redeemable preferred stock dividend
  requirements............................                       1,011,986         5,625,000        7,495,902
                                                                ----------       -----------      -----------
     Income (loss) attributable to common
       stock..............................                      $  985,683       $(3,820,745)     $(4,516,557)
                                                                ==========       ===========      ===========
     Income (loss) per common share:
       Basic..............................    $      1.21       $     0.20       $     (3.90)     $     (4.61)
                                              ===========       ==========       ===========      ===========
       Diluted............................    $      1.21       $     0.20
                                              ===========       ==========
Weighted average number of common shares
  outstanding.............................      9,508,108        4,966,139           980,330          980,330
                                              ===========       ==========       ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        COMMON STOCK                                            TOTAL
                                    --------------------      PAID-IN         RETAINED      STOCKHOLDERS'
           PREDECESSOR               SHARES      AMOUNT       CAPITAL         EARNINGS         EQUITY
           -----------               ------      ------       -------         --------      -------------
BALANCE, JANUARY 1, 1996..........      1,000    $ 1,000    $         --    $    169,592    $    170,592
Net Income........................         --         --              --       2,979,344       2,979,344
Redeemable Preferred Stock
  dividends paid from retained
  earnings (Note 6)...............         --         --              --      (3,148,936)     (3,148,936)
                                    ---------    -------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996........      1,000      1,000              --              --           1,000
Net income........................         --         --              --       1,804,255       1,804,255
Redeemable Preferred Stock
  dividends paid from retained
  earnings (Note 6)...............         --         --              --      (1,804,255)     (1,804,255)
Common stock issued in merger and
  subsequent stock split, net.....    979,330      8,803       5,152,197              --       5,161,000
                                    ---------    -------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1997.......    980,330    $ 9,803    $  5,152,197    $         --    $  5,162,000
                                    =========    =======    ============    ============    ============
BALANCE, OCTOBER 1, 1997..........    980,330    $ 9,803    $  5,152,197    $         --    $  5,162,000
Net income........................         --         --              --       1,997,669       1,997,669
Common stock issued in initial
  public offering.................  8,000,000     80,000     132,005,740              --     132,085,740
Common stock issued for conversion
  of Redeemable Preferred Stock...    527,778      5,278       9,494,722              --       9,500,000
Redeemable Preferred Stock
  dividends paid (Note 6).........         --         --     (11,073,204)     (1,011,986)    (12,085,190)
Common stock dividends ($0.195 per
  share)..........................         --         --        (868,399)       (985,683)     (1,854,082)
                                    ---------    -------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997........  9,508,108     95,081     134,711,056              --     134,806,137
Net income........................         --         --              --      11,498,264      11,498,264
Common stock dividends ($1.125 per
  share)..........................         --         --              --     (10,696,620)    (10,696,620)
                                    ---------    -------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998........  9,508,108    $95,081    $134,711,056    $    801,644    $135,607,781
                                    =========    =======    ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      PREDECESSOR
                                                                                             ------------------------------
                                                                            FOR THE PERIOD   FOR THE PERIOD
                                                                              OCTOBER 1        JANUARY 1,
                                                             YEAR ENDED        THROUGH          THROUGH        YEAR ENDED
                                                            DECEMBER 31,     DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                                                1998             1997             1997            1996
                                                            ------------    --------------   --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................   $11,498,264     $  1,997,669     $  1,804,255    $  2,979,345
Adjustments to net income:
  Depreciation and amortization...........................     3,069,073          530,318        1,076,043         649,347
  Amortization of debt issuance costs.....................       439,407          131,250          393,750         437,500
  Loss (gain) on sale of property.........................     1,837,524         (206,835)          58,688         (10,351)
  Deferred income tax provision...........................            --               --               --          95,000
  Increase in unbilled rent...............................    (1,439,444)        (455,323)      (1,193,366)       (563,886)
  Decrease (increase) in accounts receivable and other
    assets................................................      (513,689)        (149,697)        (288,099)         32,232
  Increase (decrease) in accounts payable and accrued
    expenses..............................................        (6,627)         300,602          925,522         375,341
                                                             -----------     ------------     ------------    ------------
      Net cash provided by operating activities...........    14,884,508        2,147,984        2,776,793       3,994,528
                                                             -----------     ------------     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases.....   (78,116,356)     (45,113,200)     (32,157,979)    (55,879,245)
Acquisition of impaired mortgage loans....................            --               --               --        (171,168)
Advances on loans to affiliates, collateralized by
  mortgage loans..........................................            --       (6,458,589)      (6,959,526)    (10,055,492)
Acquisition of other loans................................            --               --               --      (1,219,305)
Acquisition of properties subject to financing leases.....    (3,128,824)              --         (370,165)     (1,181,900)
Advances on short-term loans to affiliates................            --       (1,812,604)      (4,383,416)     (9,677,570)
Collections on short-term loans to affiliates.............     4,944,211               --        5,384,052       5,255,424
Proceeds from the disposition of properties...............     4,797,472        3,503,091          704,723         789,543
Collections on loans to affiliates, collateralized by
  mortgage loans..........................................     4,146,322        5,539,782        3,918,202      18,806,533
Collection of principal on other loans....................       720,095           21,273           63,289           8,873
Investments in affiliated partnerships....................    (4,395,000)              --               --              --
Collection of principal on financing leases...............            --          (33,053)          (3,127)             --
Lease security deposits...................................        52,514               --           15,123          50,135
                                                             -----------     ------------     ------------    ------------
      Net cash used in investing activities...............   (70,979,566)     (44,353,300)     (33,788,824)    (53,274,172)
                                                             -----------     ------------     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Redeemable Preferred Stock.....................            --      (40,500,000)              --              --
Proceeds from the issuance of Redeemable Preferred
  Stock...................................................            --               --               --      10,000,000
Dividends paid on common stock............................   (12,550,702)              --               --              --
Proceeds from the Offering, net...........................            --      132,085,740               --              --
Borrowings of notes payable...............................   113,984,988       44,842,937       30,342,875      46,607,525
Organization and offering costs...........................            --               --               --        (600,000)
Debt issuance costs.......................................    (1,632,604)              --               --      (1,050,000)
Repayments of notes payable...............................   (42,746,189)     (80,535,788)         (64,066)        (34,917)
Dividends paid on redeemable preferred stock..............            --      (10,913,381)      (2,375,000)     (3,750,000)
                                                             -----------     ------------     ------------    ------------
      Net cash provided by financing activities...........    57,055,493       44,979,508       27,903,809      51,172,608
                                                             -----------     ------------     ------------    ------------
NET CASH FLOWS............................................       960,436        2,774,192       (3,108,222)      1,892,964
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............     3,528,129          753,937        3,862,159       1,969,196
                                                             -----------     ------------     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................   $ 4,488,565     $  3,528,129     $    753,937    $  3,862,160
                                                             ===========     ============     ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..................................   $ 5,855,889     $  1,598,871     $  3,837,000    $  1,240,620
                                                             ===========     ============     ============    ============
  Cash paid for taxes.....................................                                                    $     12,579
                                                                                                              ============
  Non-cash transfers: From loans to affiliate,
    collateralized by mortgage loans to investment in
    impaired loans........................................                                                    $  3,895,000
                                                                                                              ============
  Non-cash transfers: From impaired mortgage loans to
    properties subject to operating leases................                   $    788,168     $  3,278,000
                                                                             ============     ============
  Common stock issued for conversion and redemption of
    preferred stock.......................................                   $  9,500,000
                                                                             ============
  Common stock issued in merger and subsequent stock
    split.................................................                                    $  5,161,000
                                                                                              ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         CAPTEC NET LEASE REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION: Captec Net Lease Realty, Inc., (the "Company") a Delaware corporation, was formed in 1997 to continue and expand the acquisition and investment activities of Captec Net Lease Realty, Inc. ("Net Lease Michigan"), a Michigan corporation, and Captec Net Lease Realty Advisors, Inc. ("Advisors Michigan"), a Michigan corporation. Net Lease Michigan was formed in October 1994 for the purpose of investing in long-term net leased restaurant and retail real estate and commenced operations in February 1995. Advisors Michigan was formed in October 1994 for the purpose of providing certain advisory services to Net Lease Michigan and also commenced operations in February 1995. The Company completed its initial public offering (the "Offering") on November 19, 1997 and has subsequently qualified as a real estate investment trust ("REIT").

     In connection with the Offering, Net Lease Michigan and Advisors Michigan were merged into the Company effective September 3, 1997 in exchange for 1,315,440 shares of common stock and 50,000 shares of Redeemable Preferred Stock. Subsequently, a reverse split of .745249 shares for each share of Common Stock was effected, resulting in 980,330 shares outstanding. The accompanying financial statements account for the merger as a purchase of Net Lease Michigan by Advisors Michigan in accordance with Accounting Principles Board Opinion No.
16. Accordingly, the cost of the acquisition was $5,161,000 (318,607 split adjusted shares issued to the shareholders of Advisors Michigan at an assumed fair value of $16.20) and the assets acquired and liabilities assumed of Net Lease Michigan were recorded at their estimated fair values (resulting in an increase to historical recorded value of properties subject to operating leases of $5,161,000). In addition, as the principal business activities of the Company consist of the activities previously performed by Net Lease Michigan, Net Lease Michigan is deemed to be the "Predecessor" company for financial reporting purposes and the accompanying statements of operations and cash flows for the year ended December 31, 1996, and for the period January 1, 1997 through September 30, 1997 are of Net Lease Michigan.

     Following is a summary of the Company's significant accounting policies:

     CONSOLIDATION: The consolidated financial statements include the accounts of Captec Net Lease Realty, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS: Cash equivalents consists of investments in government securities money funds purchased with original maturities of less than 90 days.

     PROPERTIES SUBJECT TO OPERATING LEASES: Properties subject to operating leases are stated at cost, including acquisition and closing costs, less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Company periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset (see Note 2).

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

     INVESTMENT IN AFFILIATED PARTNERSHIPS: Investments in general partnership interests of Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV (collectively the "Partnerships"), represent a 1% interest in the Partnerships and are accounted for under the equity method.

     AMORTIZATION OF ORGANIZATION COSTS: Organization costs are amortized using the straight-line method over a 5 year period.

                         CAPTEC NET LEASE REALTY, INC.

     DEBT FINANCING COSTS: Debt financing costs are amortized over the term of the related note using the effective interest method.

     INCOME TAXES: The Company has made an election to be taxed as a REIT effective September 1, 1997, under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT (see Note 7).

     INCOME/(LOSS) PER COMMON SHARE: Income/(Loss) per common share is based on net income (loss) reduced by redeemable preferred stock dividend requirements, divided by the weighted average number of common shares outstanding. Loss per common share for the periods prior to October 1, 1997 was calculated as if the 980,330 split adjusted shares had been outstanding. Stock options currently outstanding (see Note 10) were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's common stock during 1998 and 1997.

     DERIVATIVE INSTRUMENTS: Derivative instruments are classified as "held for purposes other than trading" and are entered into to manage exposures to fluctuations in interest rates. The differential paid or received on derivative instruments is recognized on an accrual basis as an adjustment to interest expense. The instruments used are interest rate swap and interest rate cap agreements.

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

     RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 1998 presentations.

     NEW PRONOUNCEMENTS: In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company had not yet determined the impact that the adoption of the statement will have on its earnings or statement of financial position.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective beginning January 1, 1999 for the Company. This statement requires start-up activities and organization costs to be expenses as incurred. In accordance with the provisions of the statement, the Company will record a $340,000 non-cash charge in the first quarter of 1999 for the balance of unamortized organization costs.

2. PROPERTIES SUBJECT TO OPERATING LEASES:

     The Company's real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. As of December 31, 1998, the initial terms of the Company's leases extend through August 31, 2025. Most leases also provide for one or more five-year renewal options. In

                         CAPTEC NET LEASE REALTY, INC.

addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated periods during the fifth to seventh lease years.

     Net investment in properties subject to operating leases at December 31, 1998 and 1997 includes capitalized acquisition and interest costs totaling approximately $6,404,000 and $5,032,000, respectively, which costs have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following:

                                                              DECEMBER 31,
                                                      ----------------------------
                                                          1998            1997
                                                          ----            ----
Land..............................................    $ 81,437,199    $ 59,007,054
Buildings and improvements........................     131,698,579      90,886,469
Construction draws on properties..................      12,876,091       3,523,273
                                                      ------------    ------------
                                                       226,011,869     153,416,796
Less accumulated depreciation.....................      (4,662,208)     (1,925,245)
                                                      ------------    ------------
Total.............................................    $221,349,661    $151,491,551
                                                      ============    ============

     The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At December 31, 1998 and 1997, the Company had approximately $11,228,000 and $4,851,000, respectively, of unfunded commitments on properties under construction.

     Pursuant to the Company's policy for reviewing its real estate portfolio for impaired properties, the Company recorded an impairment loss of approximately $445,000, charged to gain/(loss) on sale of properties, on two of its properties during 1998. Both properties are vacant modular buildings held for sale. The carrying amount of the properties is approximately $75,000, which represents the estimated net proceeds that the Company expects to receive. In addition, 19 properties with an aggregate net cost of approximately $17,000,000 at December 31, 1998 are not currently subject to lease.

     The following is a schedule of future minimum lease payments to be received on the noncancelable operating leases as of December 31, 1998.

1999........................................................    $ 20,197,993
2000........................................................      20,295,782
2001........................................................      20,657,604
2002........................................................      21,121,498
2003........................................................      21,577,665
Thereafter..................................................     262,223,432
                                                                ------------
Total.......................................................    $366,073,964
                                                                ============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms.

                         CAPTEC NET LEASE REALTY, INC.

3. FINANCING LEASES:

     The net investment in financing leases as of December 31, 1998 and 1997 is comprised of the following:

                                                             1998          1997
                                                             ----          ----
Minimum lease payments to be received.................    $7,854,278    $1,611,881
Estimated residual value..............................            --        93,400
                                                          ----------    ----------
  Gross investment in financing leases................     7,854,278     1,705,281
Unearned income.......................................    (4,725,454)     (431,237)
                                                          ----------    ----------
  Net investment in financing leases..................    $3,128,824    $1,274,044
                                                          ==========    ==========

     The following is a schedule of future minimum lease payments to be received on financing leases as of December 31, 1998.

1999........................................................    $  308,333
2000........................................................       370,000
2001........................................................       370,000
2002........................................................       370,000
2003........................................................       370,000
Thereafter..................................................     6,065,945
                                                                ----------
  Total.....................................................    $7,854,278
                                                                ==========

4. LOANS TO AFFILIATE, COLLATERALIZED BY MORTGAGE LOANS:

     Loans to affiliates, collateralized by mortgage loans consist of:

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                   1998          1997
                                                                   ----          ----
Loan under a master revolving note, collateralized by a
  subordinate interest in a portfolio of loans owned by an
  affiliate.................................................    $6,996,954    $11,143,276
Promissory note collateralized by a subordinate class
  certificate issued in conjunction with an asset-backed
  securitization pool of long-term fixed rate mortgage loans
  and other collateralized loans............................     1,918,569      1,918,569
                                                                ----------    -----------
Total.......................................................    $8,915,523    $13,061,845
                                                                ==========    ===========

     The master revolving note bears interest at 10.0 percent per annum and 8.0 percent per annum at December 31, 1998 and 1997, respectively. The promissory note bears interest at 15.70% per annum at December 31, 1998 and 1997. Both notes are payable on demand.

5. NOTES PAYABLE:

     In February 1998 the Company entered into a credit facility (the "Credit Facility"), which was used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the prior credit agreement.

     On December 1, 1998 the Company amended the Credit Facility to provide a $125 million facility ($50 million of which is subject to amortization beginning in December 1999) which is secured by the properties. At December 31, 1998, the Company had approximately $114 million of aggregate outstanding borrowings under the Credit Facility. Amounts borrowed under the Company's prior credit agreement totaled approximately $42.7 million as of December 31, 1997.

                         CAPTEC NET LEASE REALTY, INC.

     The Credit Facility has a three year term and the revolving credit borrowings are subject to borrowing base restrictions. The credit agreement contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75% (effective rate of 7.29% at December 31, 1998), set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate (see Note 8). In connection with the Credit Facility, the Company is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

     The aggregate maturities of the term facility after December 31, 1998 are as follows:

Year Ending December 31:
  1999......................................................    $   355,306
  2000......................................................      4,564,335
  2001......................................................     45,080,359
                                                                -----------
  Total.....................................................    $50,000,000
                                                                ===========

     Included in other assets are costs totaling $1.3 million in 1998 and $103,000 in 1997 (net of accumulated amortization) associated with the issuance of the notes payable. Amortization of debt issuance costs for the years ended December 31, 1998 and 1997 amounted to $440,000 and $525,000, respectively, which is included in interest expense in the accompanying financial statements.

6. REDEEMABLE PREFERRED STOCK:

     At December 31, 1996, 50,000 shares of Redeemable Preferred Stock ("RPS") were authorized, issued, and outstanding. The Company had the right and option to redeem these shares at a price of $1,000 per share plus all accrued and unpaid dividends. In connection with the Offering 40,500 preferred shares were redeemed for cash and 9,500 preferred shares were exchanged for common stock at the mandatory redemption value of $1,000 per share. In addition, $10,913,381 in accrued dividends were paid to RPS holders upon receipt of the Offering proceeds.

     The RPS provided for a cumulative, non-compounded dividend at the rate of $37.50 per share per quarter, proportionally adjusted for any shares issued and outstanding for less than a full calendar year. Dividends were paid as declared by the Company's Board of Directors based upon results of Company operations. Any dividend paid in excess of retained earnings has been accounted for as a return of capital to the holders of the RPS. RPS dividends paid and accumulated unpaid dividends through November 19, 1997 (date of redemption) were as follows:

                                                    PAID
                              -------------------------------------------------
                                               RETURN OF CAPITAL                                     TOTAL
                              FROM RETAINED    (REDUCTION OF RPS       TOTAL       ACCUMULATED      DIVIDEND
                                EARNINGS        CARRYING VALUE)        PAID          UNPAID       REQUIREMENTS
                              -------------    -----------------       -----       -----------    ------------
Year Ended December 31,
  1995....................     $  713,000                  --       $   713,000    $ 2,905,493    $ 3,618,493
Year Ended December 31,
  1996....................      3,148,936         $   601,064         3,750,000      3,745,902      7,495,902
January 1, 1997 to
  September 30, 1997......      1,804,255             570,745         2,375,000      3,250,000      5,625,000
October 1, 1997 to
  November 19, 1997.......      1,011,986           9,901,395        10,913,381     (9,901,395)     1,011,986
                               ----------         -----------       -----------    -----------    -----------
                               $6,678,177         $11,073,204       $17,751,381             --    $17,751,381
                               ==========         ===========       ===========    ===========    ===========

                         CAPTEC NET LEASE REALTY, INC.

7. INCOME TAX:

     The components of the provision for income taxes were as follows:

                                          FOR THE PERIOD        FOR THE PERIOD
                                          OCTOBER 1, 1997      JANUARY 1, 1997
                                              THROUGH              THROUGH
                                         DECEMBER 31, 1997    SEPTEMBER 30, 1997     1996
                                         -----------------    ------------------     ----
Current..............................        $ 284,000             $167,000         $    --
Deferred.............................         (284,000)                  --         $95,000
                                             ---------             --------         -------
Total................................        $      --             $167,000         $95,000
                                             =========             ========         =======

     The reconciliation of the federal income tax provision to the amount computed by applying the statutory federal income tax rate to income before federal income taxes is summarized as follows:

                                                        FOR THE PERIOD
                                                       JANUARY 1, 1997
                                                           THROUGH
                                                      SEPTEMBER 30, 1997       1996
                                                      ------------------       ----
Federal income taxes at statutory rates...........        $ 670,227         $1,045,276
Preferred stock dividends deducted as interest....         (503,500)          (947,400)
Other.............................................              273             (2,876)
                                                          ---------         ----------
Total.............................................        $ 167,000         $   95,000
                                                          =========         ==========

     The provisions for federal income taxes for the periods before qualifying as a REIT do not bear the usual relationship to pretax income principally as a result of the treatment of dividends paid on the Redeemable Preferred Stock as deductible interest expense for income tax purposes. If deduction is challenged by the Internal Revenue Service, the Company could be assessed and ultimately required to pay income taxes aggregating up to approximately $1,700,000 plus interest for deductions taken through December 31, 1997. The Company has provided an allowance of approximately $719,000 as of December 31, 1998 and 1997, to reflect its estimate of the minimum settlement of this matter, should a claim be asserted by the Internal Revenue Service. There is no assurance that if any claim is asserted, it could be settled for the amounts provided as of December 31, 1998 or any amount less than the aggregate amounts.

                         CAPTEC NET LEASE REALTY, INC.

8. FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments held by the Company at December 31, 1998 and 1997, and the valuation techniques used to estimate the fair value, were as follows:

                                                        1998                           1997
                                            ----------------------------    --------------------------
                                                BOOK         ESTIMATED         BOOK         ESTIMATED
                                               VALUE         FAIR VALUE        VALUE       FAIR VALUE
                                               -----         ----------        -----       ----------
Assets
  Cash and cash equivalents.............    $  4,488,565    $  4,488,565    $ 3,528,129    $ 3,528,129
  Loans to affiliate, collateralized by
     mortgage loans.....................       8,915,523       8,915,523     13,061,845     13,061,845
  Other loans...........................         405,775         405,775      1,125,870      1,125,870
  Short-term loans to affiliates........       2,505,294       2,505,294      7,449,505      7,449,505
Liabilities
  Notes payable.........................     113,984,988     113,984,988     42,746,189     42,746,189
Derivative Contracts
  Interest rate instruments.............         (64,323)       (876,264)            --             --

     CASH AND CASH EQUIVALENTS. The book value approximates fair value because of the short maturity of these instruments.

     LOANS TO AFFILIATE, COLLATERALIZED BY MORTGAGE LOANS. The book value approximates fair value because the fixed interest rates charged under these investments approximate market interest rates commensurate with this type of instrument and due to the short maturity of these loans.

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

     INTEREST RATE INSTRUMENTS. The fair value of interest rate instruments is the estimated amount that the Company would pay to terminate the instruments at December 31, 1998 using proprietary models based upon current market values at December 31, 1998.

     The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 1998 the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $25 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if the LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The Company incurred additional interest expense of $80,000 during 1998 in connection with the interest rate swap agreement. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2000.

                         CAPTEC NET LEASE REALTY, INC.

9. RELATED PARTY TRANSACTIONS AND AGREEMENTS:

     In August, 1997 the Company entered into an Advisory Agreement with Captec Net Lease Advisors, Inc. ("Captec Advisors") an affiliate, which together with Captec Financial Group, Inc., an affiliate, manages the operations of the Company and provides it with investment and financial advisory services pertaining to the acquisition, development, and leasing of properties. According to the Advisory Agreement, the Company pays to Captec Advisors a management fee in an amount equal to the lesser of (i) 0.6% per annum of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company's portfolio, or (ii) 5.0% of the Company's revenues. Under the Advisory Agreement, the Company may pay Captec Advisors an incentive fee, which will equal 15.0% of the amount by which any increase in annual Funds From Operations ("FFO") per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of common stock outstanding. The Company is also subject to cost reimbursements to Captec Advisors in an amount equal to all costs incurred in the acquisition of properties. The sum of the incentive fee and the cost reimbursement (the "acquisition fee") will not exceed 3.0% of the acquisition cost of properties identified by the Advisor and acquired during the term of the Advisory Agreement. In December 1998 the Advisory Agreement was amended retroactive to January 1, 1998 (the "Amendment"). The effect of the Amendment was to reduce the management fee to Captec Advisors by the amount of acquisition fees paid directly to Captec Advisors as a result of acquisitions made by the Partnerships. During 1998, 1997, and 1996 the Company incurred $194,000, $1,536,000, and $935,000 respectively, of asset management fees and approximately $1,123,000, $2,030,000 and $2,630,000 respectively, in acquisition fees to Captec Advisors. The acquisition fees were capitalized into the Company's investment in land and buildings subject to operating leases.

     In August 1998 the Company purchased the general partnership interests in the Partnerships, which are engaged in substantially the same business as the Company. The Company acquired the interests for $4.4 million in the aggregate, $4.0 million of which was used to offset amounts included in short-term loans to affiliates. Pursuant to the terms outlined in the Amended and Restated Agreement of Limited Partnership between the Company and the Partnerships, the Company receives an acquisition fee equal to 5% of the aggregate purchase price of properties and an asset management fee equal to 1% of gross rental revenues from the Partnerships' properties and equipment. In connection with the Amendment, the Amended and Restated Agreements of Limited Partnership were amended retroactive to January 1, 1998. The effect of the amended agreements is to provide a 2% acquisition fee of the aggregate purchase price of properties to the Company from the Partnerships and a 3% acquisition fee of the aggregate purchase price of properties to Captec Advisors from the Partnerships, for which the Company receives an equal reduction in management fee expense to Captec Advisors. The Company earned $589,000 and $45,000 in acquisition fees and asset management fees respectively, for the year ended December 31, 1998. In addition, Captec Advisors earned approximately $884,000 of acquisitions fees resulting in an equal reduction in the management fee paid by the Company to Captec Advisors. Summarized combined financial information of the Partnerships for the year ended December 31, 1998, is set forth below:

Investments in property under leases........................    $49,580,732
Total assets................................................     55,202,947
Notes payable...............................................     12,575,000
Total liabilities...........................................     13,133,308
Partners' capital...........................................     42,069,639
Revenues....................................................      3,682,707
Net income..................................................      3,168,534

     Cash flows of the Partnerships are allocated 99% to the limited partners and 1% to the Company. The Company will also receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation by the Partnerships. Net sale or

                         CAPTEC NET LEASE REALTY, INC.

refinancing proceeds of the Partnership will be allocated 90% to the limited partners and 10% to the Company. The cash flow, liquidation fees, and net sale proceeds to the Company are subordinate to an 10.5% to 11% preferred return (depending on the Partnership) plus return of the original capital contributions to the limited partners.

     In December of 1998 the Company sold half of its interest in a property under construction to an affiliate, Family Realty, Inc. ("Family Realty") and recognized a $226,000 gain on the sale.

     Family Realty is obligated to pay acquisition fees of 4% to CNLR Development Inc. ("Development"), a subsidiary of the Company. During 1998, Development earned $293,000 of acquisition fees from Family Realty. Captec Advisors earns an advisory fee from Development up to 50% of the acquisition fees earned by Development from Family Realty, which provides for an equal reduction in management fee expense to the Company.

     The Company invested in loans to affiliates which were collateralized by mortgage loans (see Note 4). In addition, the Company had short-term loans to affiliates of $2,505,294 and $7,449,505 at December 31, 1998 and 1997,
respectively. The short-term loans principally represent demand notes to affiliates, which were entered into as a short-term investment by the Company. The proceeds of the loans to Captec Financial Group, Inc. are principally used as short-term warehouse financing for Captec Financial Group's lending and leasing activities. These loans bear interest at the rate of 10.0% per annum and 8.0% per annum at December 31, 1998 and 1997, respectively, and are payable on demand. Interest earned on the loans during 1998, 1997, and 1996 was $1,785,717, $1,450,207 and $1,871,846, respectively.

     As of December 31, 1998, the Company also has a demand loan with a principal balance of $405,775 collateralized by a first mortgage on a real estate property to a related party. The loan bears interest at a rate of 9.2 percent per annum. Interest earned on the loan during 1998 and 1997 was approximately $38,000 and $6,500 respectively.

10. STOCK OPTION PLANS

     The Company established the Long-Term Incentive Plan (the "Plan") to promote the long-term growth and profitability of the Company by enabling it to attract, retain and reward key employees of the Company and to strengthen the mutuality of interest between such key employees and the Company's stockholders. Grants of share options, restricted shares, share appreciation rights, other share-based awards or any combination thereof, may be made under the Plan. In connection with the Offering, the Company granted options under the Plan to key employees and independent directors to purchase an aggregate 670,000 shares of Common Stock at the initial public offering price of $18 per share. During 1998 the Company granted options under the Plan to certain directors to purchase an aggregate 110,000 shares of common stock at an exercise price of $18 per share. In addition, as of December 31, 1998 the Plan had reserved 290,000 shares of Common Stock for issuance.

     The options vest ratably over three years for employees and over two years for directors. The exercise price of share options granted under the Plan may not be less than the fair market value of the shares on the date the options is granted. The options expire ten years after the date of grant. Eligible employees and directors of the Company may participate in the Plan, which is administered by the Compensation Committee

                         CAPTEC NET LEASE REALTY, INC.

of the Board of Directors. The following summarizes transactions in the Plan for the years ended December 31:

                                                                   WEIGHTED                     WEIGHTED
                                                                   AVERAGE                      AVERAGE
                                                      1998      EXERCISE PRICE     1997      EXERCISE PRICE
                                                      ----      --------------     ----      --------------
Outstanding, January 1...........................    670,000        $18.00             --            --
New grants.......................................    110,000         18.00        670,000         18.00
                                                     -------        ------        -------        ------
Outstanding, December 31.........................    780,000         18.00        670,000         18.00
                                                     =======        ======        =======        ======
Exercisable December 31..........................    226,667        $18.00             --        $18.00
                                                     =======        ======        =======        ======

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted under the Plan consistent with SFAS 123, the pro forma effects on the Company's net income and earnings per share for the year ended December 31, 1998 and for the period October 1, 1997 through December 31, 1997 would have been reduced to the pro forma amounts indicated below:

                                                                                FOR THE PERIOD
                                                                                OCTOBER 1, 1997
                                                                                    THROUGH
                                                                   1998        DECEMBER 31, 1997
                                                                   ----        -----------------
Net earnings as reported....................................    $11,498,264        $985,683
                                                                ===========        ========
Pro forma net earnings......................................    $10,644,881        $862,183
                                                                ===========        ========
Earnings per share as reported:
  Basic.....................................................          $1.21           $0.20
                                                                ===========        ========
  Diluted...................................................          $1.21           $0.20
                                                                ===========        ========
Pro forma earnings per share:
  Basic.....................................................          $1.12           $0.17
                                                                ===========        ========
  Diluted...................................................          $1.12           $0.17
                                                                ===========        ========

     The fair value per share of each option granted was estimated at the date of the grant using the Black-Scholes option-pricing model using the following assumptions for grants in 1998 and 1997: (i) dividend yield of 8.33%, (ii) expected stock price volatility of 25% and 31% for 1998 grants and 20% for 1997 grants, (iii) risk-free interest rate of 5.6% and 4.6% for 1998 grants and 6.18% for 1997 grants, and (iv) expected option term of five years. Options outstanding under the Plan had a weighted average fair value of $3.15 and $3.42 per share at December 31, 1998 and 1997, respectively.

11. PROVISION FOR UNBILLED RENT:

     During 1998, Boston Chicken and the majority of its operating subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's 27 Boston Chicken leases were rejected and are vacant at December 31, 1998. In September 1998, the Company recorded a one-time non-cash charge of approximately $865,000 related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates.

                         CAPTEC NET LEASE REALTY, INC.

12. DIRECTORS' DEFERRED COMPENSATION PLAN

     The Company sponsors a Directors' Deferred Compensation Plan (the "Deferred Plan") for the purpose of retaining persons of competence and stature to serve as Independent Directors by giving them an option to defer receipt of the fees payable to them by the Company for their services as directors. Expense related to the Deferred Plan was $103,000 for the year ended December 31, 1998.

13. SUBSEQUENT EVENT

     In January 1999, the Company declared dividends to its shareholders of $3,565,540, or $0.375 per share of common stock, which were paid on January 15, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Captec Net Lease Realty, Inc.

     In connection with our audit of the consolidated financial statements of Captec Net Lease Realty, Inc. and subsidiaries as of December 31, 1998 and for the period October 1 through December 31, 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

February 26, 1999

                                  SCHEDULE III

                    PROPERTIES AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998

                                                                                                   COST        GROSS AMOUNT
                                                                                               CAPITALIZED       AT WHICH
                                                                                                SUBSEQUENT      CARRIED AT
                                      TYPE OF       STATE                      INITIAL COST         TO            CLOSE
            CONCEPT                  PROPERTY      LOCATION    ENCUMBRANCES     TO COMPANY     ACQUISITION      OF PERIOD
            -------                  --------      --------    ------------    ------------    -----------     ------------
                                                                   (A)
PROPERTIES SUBJECT TO OPERATING
  LEASES:
COMMENCED LEASES
Golden Corral...................    Restaurant      TX                  --       2,024,425               --      2,024,425
Roadhouse Grill.................    Restaurant      NY                  --       1,048,395               --      1,048,395
Vacant..........................    Restaurant      NM                  --         890,918               --        890,918
Denny's.........................    Restaurant      TX                  --         662,144               --        662,144
Popeye's........................    Restaurant      GA                  --         877,941               --        877,941
Applebee's......................    Restaurant      WA                  --       1,986,432               --      1,986,432
Denny's.........................    Restaurant      TX                  --         898,908               --        898,908
Denny's.........................    Restaurant      TX                  --         894,042               --        894,042
Denny's.........................    Restaurant      NC                  --       1,048,663               --      1,048,663
Denny's.........................    Restaurant      NC                  --         816,140               --        816,140
Vacant..........................    Restaurant      GA                  --       1,186,604               --      1,186,604
Applebee's......................    Restaurant      MO                  --       2,087,796               --      2,087,796
Red Robin.......................    Restaurant      WA                  --       3,153,767               --      3,153,767
Stanford's......................    Restaurant      CO                  --       2,427,861               --      2,427,861
Red Robin.......................    Restaurant      CO                  --       3,283,130               --      3,283,130
Carrows.........................    Restaurant      CA                  --       1,213,931               --      1,213,931
Carrows.........................    Restaurant      CA                  --       1,213,931               --      1,213,931
Carrows.........................    Restaurant      CA                  --       1,324,288               --      1,324,288
Vacant..........................    Restaurant      NJ                  --         893,894               --        893,894
Vacant..........................    Restaurant      PA                  --         827,680               --        827,680
Boston Market...................    Restaurant      OH                  --         938,037               --        938,037
Vacant..........................    Restaurant      PA                  --         717,323               --        717,323
Vacant..........................    Restaurant      WA                  --       1,340,841           10,000      1,350,841
Carrows.........................    Restaurant      CA                  --       1,103,573               --      1,103,573
Blockbuster Video...............    Retail          TX                  --         843,130            1,505        844,635
Blockbuster Video...............    Retail          TX                  --         790,158            1,506        791,664
Denny's.........................    Restaurant      TX                  --       1,213,931               --      1,213,931
Boston Market...................    Restaurant      WA                  --         940,356           10,000        950,356
Vacant..........................    Restaurant      OH                  --         767,065               --        767,065
Boston Market...................    Restaurant      WI                  --         929,882               --        929,882
Boston Market...................    Restaurant      MI                  --       1,070,466               --      1,070,466
Boston Market...................    Restaurant      PA                  --         915,966               --        915,966
Vacant..........................    Restaurant      OR                  --       1,218,782           10,000      1,228,782
Vacant..........................    Restaurant      PA                  --         887,273               --        887,273
Vacant..........................    Restaurant      OR                  --       1,361,809           10,000      1,371,809
Vacant..........................    Restaurant      WA                  --       1,050,145           10,000      1,060,145


                                                    DATE OF
                                  ACCUMULATED     ACQUISITION/    ACQUISITION/
            CONCEPT               DEPRECIATION    CONSTRUCTION    CONSTRUCTION    DEPRECIATION
            -------               ------------    ------------    ------------    ------------

PROPERTIES SUBJECT TO OPERATING
  LEASES:
COMMENCED LEASES
Golden Corral...................      92,162          1995        Acquisition       40 Years
Roadhouse Grill.................      35,391          1995        Acquisition       40 Years
Vacant..........................      17,656          1997        Acquisition       40 Years
Denny's.........................      47,105          1995        Acquisition       40 Years
Popeye's........................      31,712          1996        Acquisition       40 Years
Applebee's......................      77,986          1996        Construction      40 Years
Denny's.........................      27,693          1995        Acquisition       40 Years
Denny's.........................      28,181          1995        Acquisition       40 Years
Denny's.........................      43,174          1995        Acquisition       40 Years
Denny's.........................      38,957          1995        Acquisition       40 Years
Vacant..........................      43,378          1996        Acquisition       40 Years
Applebee's......................      83,934          1996        Construction      40 Years
Red Robin.......................     124,348          1996        Acquisition       40 Years
Stanford's......................     112,488          1996        Acquisition       40 Years
Red Robin.......................     117,950          1996        Construction      40 Years
Carrows.........................      50,546          1996        Acquisition       40 Years
Carrows.........................      42,464          1996        Acquisition       40 Years
Carrows.........................      44,668          1996        Acquisition       40 Years
Vacant..........................      27,621          1996        Acquisition       40 Years
Vacant..........................      21,814          1997        Acquisition       40 Years
Boston Market...................      32,552          1996        Acquisition       40 Years
Vacant..........................      16,141          1996        Acquisition       40 Years
Vacant..........................      48,876          1996        Acquisition       40 Years
Carrows.........................      55,927          1996        Acquisition       40 Years
Blockbuster Video...............      32,192          1996        Acquisition       40 Years
Blockbuster Video...............      39,073          1996        Acquisition       40 Years
Denny's.........................      42,425          1996        Construction      40 Years
Boston Market...................      26,590          1997        Construction      40 Years
Vacant..........................      24,206          1996        Construction      40 Years
Boston Market...................      19,232          1997        Construction      40 Years
Boston Market...................      30,130          1997        Acquisition       40 Years
Boston Market...................      28,949          1996        Acquisition       40 Years
Vacant..........................      49,198          1996        Acquisition       40 Years
Vacant..........................      26,175          1996        Acquisition       40 Years
Vacant..........................      37,303          1996        Acquisition       40 Years
Vacant..........................      25,166          1997        Construction      40 Years

                                                                                                   COST        GROSS AMOUNT
                                                                                               CAPITALIZED       AT WHICH
                                                                                                SUBSEQUENT      CARRIED AT
                                      TYPE OF       STATE                      INITIAL COST         TO            CLOSE
            CONCEPT                  PROPERTY      LOCATION    ENCUMBRANCES     TO COMPANY     ACQUISITION      OF PERIOD
            -------                  --------      --------    ------------    ------------    -----------     ------------
                                                                   (A)
Boston Market...................    Restaurant      IL                  --       1,880,489               --      1,880,489
Boston Market...................    Restaurant      IL                  --         887,273               --        887,273
Vacant..........................    Restaurant      IN                  --       1,644,324               --      1,644,324
Boston Market...................    Restaurant      IL                  --         619,105               --        619,105
Vacant..........................    Restaurant      PA                  --         726,342               --        726,342
Vacant..........................    Restaurant      TX                  --         280,620         (210,170)(b)     70,450
Vacant..........................    Restaurant      TX                  --         280,620         (235,210)(b)     45,411
Denny's.........................    Restaurant      LA                  --       1,182,368               --      1,182,368
Mountain Jack's.................    Restaurant      MI                  --       1,533,967               --      1,533,967
Mountain Jack's.................    Restaurant      MI                  --       1,125,645               --      1,125,645
Babies R Us.....................    Retail          MO                  --       3,156,219            1,315      3,157,534
Mountain Jack's.................    Restaurant      OH                  --       1,655,360               --      1,655,360
Boston Market...................    Restaurant      IL                  --       1,909,327               --      1,909,327
Boston Market...................    Restaurant      PA                  --       1,122,178               --      1,122,178
Black Angus.....................    Restaurant      MN                  --       2,836,183               --      2,836,183
Black Angus.....................    Restaurant      MN                  --       2,030,575               --      2,030,575
Black Angus.....................    Restaurant      MN                  --       2,350,611               --      2,350,611
Black Angus.....................    Restaurant      MN                  --       2,472,004               --      2,472,004
Denny's.........................    Restaurant      FL                  --       1,160,681               --      1,160,681
Golden Corral...................    Restaurant      FL                  --       2,273,361               --      2,273,361
Michael's Crafts................    Retail          MD                  --       2,770,281               --      2,770,281
Burger King.....................    Restaurant      WV                  --         993,425               --        993,425
Blockbuster Music...............    Retail          AL                  --       1,526,653               --      1,526,653
Video Update....................    Retail          AZ                  --       1,098,541               --      1,098,541
Video Update....................    Retail          IL                  --       1,330,484               --      1,330,484
Arby's..........................    Restaurant      IN                  --       1,093,288               --      1,093,288
Golden Corral...................    Restaurant      FL                  --       2,111,500               --      2,111,500
Denny's.........................    Restaurant      AZ                  --       1,103,891               --      1,103,891
Golden Corral...................    Restaurant      NE                  --       1,032,869               --      1,032,869
Nissan..........................    Auto Dealer     GA                  --       3,250,023               --      3,250,023
BMW.............................    Auto Dealer     GA                  --       7,115,013               --      7,115,013
Video Update....................    Retail          MO                  --       1,169,979               --      1,169,979
Damon's.........................    Restaurant      AZ                  --       1,429,445               --      1,429,445
Arby's..........................    Restaurant      GA                  --         752,097               --        752,097
Schlotzsky's Deli...............    Restaurant      AZ                  --         838,167            7,806        845,973
Schlotzsky's Deli...............    Restaurant      AZ                  --         825,409           25,556        850,966
Schlotzsky's Deli...............    Restaurant      AZ                  --         898,896           25,437        924,333
Blockbuster Video...............    Retail          SC                  --       1,377,353               --      1,377,353
Whataburger.....................    Restaurant      NM                  --         894,568           53,499        948,067
Hooters.........................    Restaurant      FL                  --       1,048,870               --      1,048,870
Video Update....................    Retail          NM                  --       1,344,400            2,005      1,346,405
Video Update....................    Retail          MN                  --       1,134,740               --      1,134,740
Burger King.....................    Restaurant      VA                  --       1,102,500               --      1,102,500
Blockbuster Video...............    Retail          GA                  --       1,033,801            9,475      1,043,276


                                                    DATE OF
                                  ACCUMULATED     ACQUISITION/    ACQUISITION/
            CONCEPT               DEPRECIATION    CONSTRUCTION    CONSTRUCTION    DEPRECIATION
            -------               ------------    ------------    ------------    ------------

Boston Market...................      63,356          1996        Acquisition       40 Years
Boston Market...................      31,210          1996        Acquisition       40 Years
Vacant..........................      63,904          1996        Construction      40 Years
Boston Market...................      23,384          1996        Acquisition       40 Years
Vacant..........................      12,908          1997        Construction      40 Years
Vacant..........................      21,035          1995        Acquisition       40 Years
Vacant..........................      21,035          1995        Acquisition       40 Years
Denny's.........................      36,053          1997        Construction      40 Years
Mountain Jack's.................      67,446          1996        Acquisition       40 Years
Mountain Jack's.................      40,220          1996        Acquisition       40 Years
Babies R Us.....................     128,351          1996        Acquisition       40 Years
Mountain Jack's.................      50,979          1997        Construction      40 Years
Boston Market...................      50,365          1997        Construction      40 Years
Boston Market...................      13,521          1997        Construction      40 Years
Black Angus.....................      97,311          1996        Acquisition       40 Years
Black Angus.....................      85,406          1996        Acquisition       40 Years
Black Angus.....................      88,255          1996        Acquisition       40 Years
Black Angus.....................      77,215          1996        Acquisition       40 Years
Denny's.........................      23,122          1997        Construction      40 Years
Golden Corral...................      45,022          1997        Construction      40 Years
Michael's Crafts................      38,505          1997        Acquisition       40 Years
Burger King.....................      21,914          1997        Construction      40 Years
Blockbuster Music...............      31,516          1997        Acquisition       40 Years
Video Update....................      30,016          1997        Acquisition       40 Years
Video Update....................      43,295          1997        Acquisition       40 Years
Arby's..........................      23,819          1997        Acquisition       40 Years
Golden Corral...................      11,158          1998        Construction      40 Years
Denny's.........................      10,780          1997        Construction      40 Years
Golden Corral...................       9,231          1998        Construction      40 Years
Nissan..........................      88,384          1997        Acquisition       40 Years
BMW.............................     173,268          1997        Acquisition       40 Years
Video Update....................      21,872          1997        Acquisition       40 Years
Damon's.........................      23,664          1997        Acquisition       40 Years
Arby's..........................      11,542          1998        Construction      40 Years
Schlotzsky's Deli...............      27,465          1997        Acquisition       40 Years
Schlotzsky's Deli...............      27,238          1997        Acquisition       40 Years
Schlotzsky's Deli...............      27,408          1997        Acquisition       40 Years
Blockbuster Video...............      22,565          1997        Acquisition       40 Years
Whataburger.....................      17,193          1997        Acquisition       40 Years
Hooters.........................      55,120          1997        Acquisition       40 Years
Video Update....................       9,364          1997        Acquisition       40 Years
Video Update....................      20,868          1997        Acquisition       40 Years
Burger King.....................      18,069          1997        Construction      40 Years
Blockbuster Video...............      20,354          1997        Acquisition       40 Years

                                                                                                   COST        GROSS AMOUNT
                                                                                               CAPITALIZED       AT WHICH
                                                                                                SUBSEQUENT      CARRIED AT
                                      TYPE OF       STATE                      INITIAL COST         TO            CLOSE
            CONCEPT                  PROPERTY      LOCATION    ENCUMBRANCES     TO COMPANY     ACQUISITION      OF PERIOD
            -------                  --------      --------    ------------    ------------    -----------     ------------
                                                                   (A)
Texas Roadhouse.................    Restaurant      CO                  --       1,365,889            1,181      1,367,070
Texas Roadhouse.................    Restaurant      CO                  --       1,663,919               --      1,663,919
Carino's........................    Restaurant      TX                  --       2,070,003               --      2,070,003
Carino's........................    Restaurant      TX                  --       1,917,860               --      1,917,860
Boston Market...................    Restaurant      MI                  --       1,171,769               --      1,171,769
Vacant..........................    Restaurant      MI                  --       1,150,607               --      1,150,607
Boston Market...................    Restaurant      IL                  --       1,602,747               --      1,602,747
Vacant..........................    Restaurant      IL                  --       1,293,062               --      1,293,062
Arby's..........................    Restaurant      MI                  --         787,500               --        787,500
Carino's........................    Restaurant      TX                  --       1,490,273               --      1,490,273
Keg Steakhouse..................    Restaurant      WA                  --         907,322               --        907,322
Keg Steakhouse..................    Restaurant      WA                  --       1,782,822               --      1,782,822
Keg Steakhouse..................    Restaurant      WA                  --       1,854,922               --      1,854,922
Keg Steakhouse..................    Restaurant      WA                  --       1,236,922               --      1,236,922
Keg Steakhouse..................    Restaurant      OR                  --         866,356               --        866,356
Blockbuster Video...............    Retail          AL                  --         874,125               --        874,125
Blockbuster Video...............    Retail          AL                  --         874,125               --        874,125
Sportmart.......................    Retail          IL                  --       6,097,908               --      6,097,908
Stop & Go.......................    Retail          TX                  --         841,278            1,607        842,885
Circle K........................    Retail          GA                  --       1,229,616               --      1,229,616
Stop & Go.......................    Retail          TX                  --         635,643               --        635,643
Circle K........................    Retail          CA                  --       1,417,579               --      1,417,579
Circle K........................    Retail          CA                  --       1,417,171               --      1,417,171
Stop & Go.......................    Retail          TX                  --       1,003,882           10,711      1,014,593
Stop & Go.......................    Retail          TX                  --         991,496               --        991,496
Stop & Go.......................    Retail          TX                  --         834,047               --        834,047
Athlete's Foot..................    Retail          GA                  --       1,691,947                       1,691,947
Applebee's......................    Restaurant      KY                  --       1,730,400               --      1,730,400
Boston Market...................    Restaurant      PA                  --         909,531               --        909,531
East Side Mario's...............    Retail          OH                  --       1,820,000               --      1,820,000
Vacant..........................    Restaurant      FL                  --         502,469               --        502,469
Red Robin.......................    Restaurant      CO                  --       2,179,000               --      2,179,000
Applebee's......................    Restaurant      OH                  --       1,225,000               --      1,225,000
Boston Market...................    Restaurant      NC                  --       1,104,000               --      1,104,000
Applebee's......................    Restaurant      MO                  --       1,772,000               --      1,772,000
Kona Steakhouse.................    Restaurant      TX                  --       1,728,621               --      1,728,621
Office Depot....................    Retail          GA                  --       2,821,785               --      2,821,785
Blockbuster Video...............    Retail          AL                  --       1,115,598               --      1,115,598
Arby's..........................    Restaurant      OH                  --         685,139               --        685,139
Blockbuster Video...............    Retail          GA                  --         763,143               --        763,143
Jack In The Box.................    Restaurant      KY                  --         893,417               --        893,417
Jack In The Box.................    Restaurant      KY                  --       1,351,798               --      1,351,798
Jack In The Box.................    Restaurant      TX                  --       1,119,945               --      1,119,945
Jack In The Box.................    Restaurant      CA                  --       1,188,833               --      1,188,833


                                                    DATE OF
                                  ACCUMULATED     ACQUISITION/    ACQUISITION/
            CONCEPT               DEPRECIATION    CONSTRUCTION    CONSTRUCTION    DEPRECIATION
            -------               ------------    ------------    ------------    ------------

Texas Roadhouse.................      26,851          1997        Acquisition       40 Years
Texas Roadhouse.................      11,014          1998        Construction      40 Years
Carino's........................      37,270          1997        Acquisition       40 Years
Carino's........................      43,585          1997        Acquisition       40 Years
Boston Market...................      19,777          1997        Acquisition       40 Years
Vacant..........................      18,116          1997        Acquisition       40 Years
Boston Market...................      22,888          1997        Acquisition       40 Years
Vacant..........................      20,377          1997        Acquisition       40 Years
Arby's..........................      16,844          1997        Acquisition       40 Years
Carino's........................       7,456          1998        Construction      40 Years
Keg Steakhouse..................      12,128          1997        Acquisition       40 Years
Keg Steakhouse..................      16,248          1997        Acquisition       40 Years
Keg Steakhouse..................      22,299          1997        Acquisition       40 Years
Keg Steakhouse..................      19,878          1997        Acquisition       40 Years
Keg Steakhouse..................       2,735          1997        Acquisition       40 Years
Blockbuster Video...............      14,868          1997        Acquisition       40 Years
Blockbuster Video...............      14,539          1997        Acquisition       40 Years
Sportmart.......................     102,073          1997        Acquisition       40 Years
Stop & Go.......................      16,467          1997        Acquisition       40 Years
Circle K........................      18,907          1998        Acquisition       40 Years
Stop & Go.......................       9,366          1997        Acquisition       40 Years
Circle K........................      25,987          1997        Acquisition       40 Years
Circle K........................      21,427          1997        Acquisition       40 Years
Stop & Go.......................      17,097          1997        Acquisition       40 Years
Stop & Go.......................      17,287          1997        Acquisition       40 Years
Stop & Go.......................      50,793          1997        Acquisition       40 Years
Athlete's Foot..................      22,366          1998        Construction      40 Years
Applebee's......................      27,553          1997        Acquisition       40 Years
Boston Market...................      18,163          1997        Construction      40 Years
East Side Mario's...............      32,305          1998        Acquisition       40 Years
Vacant..........................       6,188          1998        Acquisition       40 Years
Red Robin.......................      42,491          1998        Acquisition       40 Years
Applebee's......................      22,356          1998        Acquisition       40 Years
Boston Market...................      15,456          1998        Acquisition       40 Years
Applebee's......................      21,264          1998        Acquisition       40 Years
Kona Steakhouse.................       5,805          1998        Construction      40 Years
Office Depot....................      48,527          1998        Acquisition       40 Years
Blockbuster Video...............      11,732          1998        Acquisition       40 Years
Arby's..........................       5,680          1998        Construction      40 Years
Blockbuster Video...............      10,507          1998        Acquisition       40 Years
Jack In The Box.................       8,624          1998        Acquisition       40 Years
Jack In The Box.................       2,281          1998        Acquisition       40 Years
Jack In The Box.................       9,150          1998        Acquisition       40 Years
Jack In The Box.................       5,380          1998        Acquisition       40 Years

                                                                                                   COST        GROSS AMOUNT
                                                                                               CAPITALIZED       AT WHICH
                                                                                                SUBSEQUENT      CARRIED AT
                                      TYPE OF       STATE                      INITIAL COST         TO            CLOSE
            CONCEPT                  PROPERTY      LOCATION    ENCUMBRANCES     TO COMPANY     ACQUISITION      OF PERIOD
            -------                  --------      --------    ------------    ------------    -----------     ------------
                                                                   (A)
Arby's..........................    Restaurant      TX                  --         772,500               --        772,500
Arby's..........................    Restaurant      AZ                  --         927,000               --        927,000
Arby's..........................    Restaurant      NM                  --         745,720               --        745,720
Arby's..........................    Restaurant      NM                  --         721,000               --        721,000
Arby's..........................    Restaurant      NM                  --         978,500               --        978,500
Arby's..........................    Restaurant      CO                  --         587,100               --        587,100
Hollywood Video.................    Retail          OH                  --         781,834               --        781,834
Perkins.........................    Restaurant      FL                  --         956,704               --        956,704
Bennigan's......................    Restaurant      CO                  --       1,844,419               --      1,844,419
Bennigan's......................    Restaurant      CT                  --       1,611,591               --      1,611,591
Bennigan's......................    Restaurant      FL                  --       1,596,500               --      1,596,500
Steak & Ale.....................    Restaurant      FL                  --       1,461,163               --      1,461,163
Bennigan's......................    Restaurant      FL                  --       1,892,325               --      1,892,325
Steak & Ale.....................    Restaurant      FL                  --       1,381,597               --      1,381,597
Bennigan's......................    Restaurant      IL                  --       2,678,000               --      2,678,000
Steak & Ale.....................    Restaurant      IN                  --       1,461,163               --      1,461,163
Steak & Ale.....................    Restaurant      IN                  --       1,245,581               --      1,245,581
Bennigan's......................    Restaurant      MI                  --       1,588,434               --      1,588,434
Bennigan's......................    Restaurant      NC                  --       1,662,617               --      1,662,617
Bennigan's......................    Restaurant      OK                  --       2,034,250               --      2,034,250
Steak & Ale.....................    Restaurant      OK                  --       1,588,434               --      1,588,434
Steak & Ale.....................    Restaurant      TX                  --       1,461,163               --      1,461,163
Bennigan's......................    Restaurant      TX                  --       1,700,698               --      1,700,698
Steak & Ale.....................    Restaurant      VA                  --       1,700,698               --      1,700,698
Steak & Ale.....................    Restaurant      TX                  --       1,293,488               --      1,293,488
Bennigan's......................    Restaurant      FL                  --       1,413,256               --      1,413,256
Jared Jewelers..................    Retail          VA                  --       2,069,280               --      2,069,280
                                                               -----------     -----------     ------------    -----------
SUBTOTAL -- COMMENCED LEASES                                            --     213,389,553      (253,775.23)   213,135,778
                                                               -----------     -----------     ------------    -----------
CONSTRUCTION DRAWS ON LEASES
Claim Jumper....................    Restaurant      AZ                  --       1,061,658               --      1,061,658
Claim Jumper....................    Restaurant      AZ                  --       1,929,050               --      1,929,050
Rite Aid........................    Retail          CA                  --       2,248,750               --      2,248,750
Red Robin.......................    Restaurant      OH                  --       1,974,812               --      1,974,812
Edward Bros. / Best Buy.........    Retail          CA                  --       2,213,144               --      2,213,144
Kona Steakhouse.................    Restaurant      TX                  --       1,031,138               --      1,031,138
Hollywood Video                     Retail          GA                  --         836,130               --        836,130
Hollywood Video.................    Retail          CO                  --         546,407               --        546,407


                                                    DATE OF
                                  ACCUMULATED     ACQUISITION/    ACQUISITION/
            CONCEPT               DEPRECIATION    CONSTRUCTION    CONSTRUCTION    DEPRECIATION
            -------               ------------    ------------    ------------    ------------

Arby's..........................       6,412          1998        Acquisition       40 Years
Arby's..........................       9,521          1998        Acquisition       40 Years
Arby's..........................       9,637          1998        Acquisition       40 Years
Arby's..........................       1,112          1998        Construction      40 Years
Arby's..........................      11,605          1998        Acquisition       40 Years
Arby's..........................       7,060          1998        Acquisition       40 Years
Hollywood Video.................       3,255          1998        Acquisition       40 Years
Perkins.........................          --          1998        Acquisition       40 Years
Bennigan's......................      15,755          1998        Acquisition       40 Years
Bennigan's......................       8,759          1998        Acquisition       40 Years
Bennigan's......................      11,555          1998        Acquisition       40 Years
Steak & Ale.....................      10,694          1998        Acquisition       40 Years
Bennigan's......................      12,826          1998        Acquisition       40 Years
Steak & Ale.....................       7,755          1998        Acquisition       40 Years
Bennigan's......................      16,390          1998        Acquisition       40 Years
Steak & Ale.....................      12,690          1998        Acquisition       40 Years
Steak & Ale.....................      12,647          1998        Acquisition       40 Years
Bennigan's......................      12,774          1998        Acquisition       40 Years
Bennigan's......................      10,959          1998        Acquisition       40 Years
Bennigan's......................      16,132          1998        Acquisition       40 Years
Steak & Ale.....................      13,302          1998        Acquisition       40 Years
Steak & Ale.....................      12,638          1998        Acquisition       40 Years
Bennigan's......................      13,843          1998        Acquisition       40 Years
Steak & Ale.....................      12,439          1998        Acquisition       40 Years
Steak & Ale.....................      11,662          1998        Acquisition       40 Years
Bennigan's......................      10,610          1998        Acquisition       40 Years
Jared Jewelers..................          --          1998        Construction      40 Years
                                   ---------
SUBTOTAL -- COMMENCED LEASES       4,662,208
                                   ---------
CONSTRUCTION DRAWS ON LEASES
Claim Jumper....................          --          1998        Construction            --
Claim Jumper....................          --          1998        Construction            --
Rite Aid........................          --          1998        Construction            --
Red Robin.......................          --          1998        Construction            --
Edward Bros. / Best Buy.........          --          1998        Construction            --
Kona Steakhouse.................          --          1998        Construction            --
Hollywood Video                           --          1998        Construction            --
Hollywood Video.................          --          1998        Construction            --

                                                                                                   COST        GROSS AMOUNT
                                                                                               CAPITALIZED       AT WHICH
                                                                                                SUBSEQUENT      CARRIED AT
                                      TYPE OF       STATE                      INITIAL COST         TO            CLOSE
            CONCEPT                  PROPERTY      LOCATION    ENCUMBRANCES     TO COMPANY     ACQUISITION      OF PERIOD
            -------                  --------      --------    ------------    ------------    -----------     ------------
                                                                   (A)
Hollywood Video.................    Retail          CO                  --       1,035,003               --      1,035,003
                                                               -----------     -----------     ------------    -----------
SUBTOTAL -- CONSTRUCTION DRAWS                                          --      12,876,091               --     12,876,091
                                                               -----------     -----------     ------------    -----------
TOTAL -- PROPERTIES SUBJECT TO
  OPERATING LEASES                                                      --     226,265,644      (253,775.23)   226,011,869
                                                               ===========     ===========     ============    ===========
PROPERTIES SUBJECT TO FINANCING LEASES:
Jared Jewelers..................    Retail          FL                  --       1,179,620               --      1,179,620
Jared Jewelers..................    Retail          AZ                  --       1,087,808               --      1,087,808
Jared Jewelers..................    Retail          AZ                  --         861,396               --        861,396
                                    -----------       --       -----------     -----------     ------------    -----------
TOTAL -- PROPERTIES SUBJECT TO
  FINANCING LEASES                                                      --       3,128,824               --      3,128,824
                                                               ===========     ===========     ============    ===========


                                                    DATE OF
                                  ACCUMULATED     ACQUISITION/    ACQUISITION/
            CONCEPT               DEPRECIATION    CONSTRUCTION    CONSTRUCTION    DEPRECIATION
            -------               ------------    ------------    ------------    ------------

Hollywood Video.................          --          1998        Construction            --
                                   ---------
SUBTOTAL -- CONSTRUCTION DRAWS            --
                                   ---------
TOTAL -- PROPERTIES SUBJECT TO
  OPERATING LEASES                 4,662,208
                                   =========
PROPERTIES SUBJECT TO FINANCING LEASES
Jared Jewelers..................          (c)         1998        Construction            (c)
Jared Jewelers..................          (c)         1998        Construction            (c)
Jared Jewelers..................          (c)         1998        Construction            (c)
                                   ---------          ----        ------------      --------
TOTAL -- PROPERTIES SUBJECT TO
  FINANCING LEASES                        --
                                   =========

-------------------------

(a) Property is encumbered as part of the Company's $114 million note payable.

(b) The Company determined to record an impairment loss during 1998.

(c) The Company owns only the building for this property. The land is subject to a ground lease between the tenant and an unrelated third party. For financial reporting purposes, the lease for the building has been recorded as a financing lease; therefore, depreciation is not applicable.

     The changes in total properties for the years ended December 31, 1998 and 1997 are as follows:

                                                                    1998            1997
                                                                    ----            ----
Balance, beginning of year..................................    $153,416,796    $ 70,729,019
Acquisitions................................................      78,116,356      81,337,347
Increase in historical recorded value resulting from
  merger....................................................                       5,161,000
Dispositions and other......................................      (5,521,283)     (3,810,570)
                                                                ------------    ------------
Balance, end of year........................................     226,011,869     153,416,796
                                                                ============    ============

     The changes in accumulated depreciation for the years ended December 31, 1998 and 1997 are as follows:

                                                                   1998          1997
                                                                   ----          ----
Balance, beginning of year..................................    $1,925,245    $  553,988
Depreciation expense........................................     2,897,294     1,436,361
Dispositions and other......................................      (160,331)      (65,104)
                                                                ----------    ----------
Balance, end of year........................................     4,662,208     1,925,245
                                                                ==========    ==========

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
     3.2   Bylaws of the Company**
     3.3   Form of Amended and Restated Certificate of Incorporation**
    10.1   Second Amended and Restated Credit Agreement***
    10.2   Employment Agreement between the Company and Patrick L.
           Beach*
    10.3   Employment Agreement between the Company and W. Ross Martin*
    10.6   Advisory Agreement between the Company and Captec Net Lease
           Realty Advisors, Inc.**
    10.7   Form of Indemnification Agreement to be entered into by the
           Company's directors and officers**
    10.9   Long-Term Incentive Plan*
    10.10  Directors' Deferred Compensation Plan*
    10.11  First Amendment to Advisory Agreement***
    10.12  First Amendment to Limited Partnership Agreement between the
           Company and Captec Franchise Capital Partners L.P. III***
    10.13  First Amendment to Limited Partnership Agreement between the
           Company and Captec Franchise Capital Partners L.P. IV***
    27     Financial Data Schedule***

-------------------------
  * Incorporated by reference from the Company's Registration Statement on Form S-11 (Registration No. 333-34983) (the "S-11") filed with the Commission on September 5, 1997.

 ** Incorporated by reference from Amendment No. 2 to the S-11 filed with the Commission on November 6, 1997.

*** Filed herewith.