Form 10-K/A
period 1998-12-31
CAPTEC NET LEASE REALTY INC
filed 1999-04-09
CIK 1045281

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

                            YEAR ENDED             YEAR ENDED                YEAR ENDED             YEAR ENDED
                         DECEMBER 31, 1998      DECEMBER 31, 1997         DECEMBER 31, 1996      DECEMBER 31, 1995
                         -----------------   -----------------------   -----------------------   -----------------
                                             PRO FORMA   COMBINED(2)   PRO FORMA   PREDECESSOR      PREDECESSOR
                                             ---------   -----------   ---------   -----------      -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Rental income........      $  22,451       $ 11,565     $  11,565    $  4,907     $  4,907         $    614
  Interest and other
    income.............          3,235          2,217         1,831       2,480        2,011            1,255
                             ---------       ---------    ---------    ---------    --------         --------
Total revenue..........         25,686         13,782        13,396       7,387        6,918            1,869
                             ---------       ---------    ---------    ---------    --------         --------
EXPENSES:
  Interest.............          6,800            521         5,895          --        1,977              112
  General and
    administrative.....          1,616          1,661         2,074       1,436        1,218              329
  Provision for
    unbilled rent......            865
  Depreciation and
    amortization.......          3,069          1,734         1,606         778          649               88
                             ---------       ---------    ---------    ---------    --------         --------
Total expenses.........         12,350          3,916         9,575       2,214        3,844              529
                             ---------       ---------    ---------    ---------    --------         --------
Income before gain on
  sale of properties
  and income tax.......         13,336          9,866         3,821       5,173        3,074            1,340
Gain (loss) on sale of
  properties...........         (1,838)           148           148          --           --               --
                             ---------       ---------    ---------    ---------    --------         --------
Income before income
  tax..................         11,498         10,014         3,969       5,173        3,074            1,340
Provision for income
  tax..................             --             --           167          --           95              457
                             ---------       ---------    ---------    ---------    --------         --------
Net income.............         11,498         10,014         3,802       5,173        2,979              883
Redeemable Preferred
  Stock dividend
  requirements.........             --             --         6,637          --        7,496            3,619
                             ---------       ---------    ---------    ---------    --------         --------
Income/(loss)
  attributable to
  Common Stock.........      $  11,498       $ 10,014     $  (2,835)   $  5,173     $ (4,517)        $ (2,736)
                             =========       =========    =========    =========    ========         ========
Income/(loss) per share
  of Common Stock......      $    1.21       $   1.05     $   (1.43)   $   0.54     $  (4.61)        $  (2.79)
                             =========       =========    =========    =========    ========         ========
Weighted Average number
  of shares of Common
  Stock outstanding....      9,508,108       9,508,108    1,984,972    9,508,108     980,330          980,330
                             =========       =========    =========    =========    ========         ========
                                            (IN THOUSANDS, EXCEPT PROPERTY AND PER SHARE DATA)
OTHER DATA:
  Cash flows from
    operating
    activities.........      $  14,885            n/a     $   4,925         n/a     $  3,994         $    869
  Cash flows from
    investing
    activities.........      $ (70,980)           n/a     $ (78,142)        n/a     $(53,274)        $(39,526)
  Cash flows from
    financing
    activities.........      $  57,055            n/a     $  72,883         n/a     $ 51,173         $ 40,626
  Funds From Operations
    ("FFO")(1).........      $  16,405       $ 11,600     $   5,260    $  5,951     $  3,628         $    971
  FFO per share........      $    1.73       $   1.22           n/a    $   0.63          n/a              n/a
  Total properties (at
    end of period).....            163            112           112          63           63               18

                                                                         DECEMBER 31,
                                                          ------------------------------------------
                                                            1998        1997       1996       1995
                                                            ----        ----       ----       ----
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...........................    $  4,489    $  3,528    $ 3,862    $ 1,969
  Properties subject to leases, net...................     224,478     152,766     71,137     15,554
  Total investments...................................     238,195     166,953     85,735     37,302
  Total assets........................................     252,010     181,702     98,614     42,292
  Notes payable.......................................     113,985      42,746     48,160      1,588
  Total liabilities...................................     116,403      46,896     49,214      2,121
  Redeemable Preferred Stock..........................          --          --     49,399     40,000
  Total stockholders' equity..........................     135,607     134,806          1        171


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


     As a result of the foregoing, the Company's net income before income tax increased 189.7% to $11.5 million for 1998 as compared to $4.0 million for 1997, and net income increased 202.4% to $11.5 million for 1998 as compared to $3.8 million for 1997. FFO increased 211.6% to $16.4 million from $5.3 million in 1997. Income attributable to Common Stock was $11.5 million compared to a loss of $2.8 million in 1997.


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

     As of December 31, 1998, the Company had entered into commitments to acquire the 51 Acquisition Properties totaling $97 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of sources of capital, including borrowings under the Credit Facility, other long-term secured and unsecured indebtedness, "off-balance sheet" financing through the formation of joint ventures and the issuance of additional equity or debt securities.


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


*** Previously filed


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


                                 * * * * * * *



                UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA


               (not covered by report of independent accountants)



                                                                             QUARTER
                                                              -------------------------------------
                                                               FIRST    SECOND     THIRD    FOURTH
                                                               -----    ------     -----    ------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Total revenue...............................................  $5,624    $6,413    $7,412    $6,237
Net income..................................................   3,241     3,440     2,057     2,760
Income/(loss) per common share:
  Basic.....................................................  $ 0.34    $ 0.36    $ 0.22    $ 0.29
  Diluted...................................................  $ 0.34    $ 0.36    $ 0.22    $ 0.29
Funds From Operation (FFO)..................................   3,949     4,333     3,774     4,349
FFO per share...............................................  $ 0.42    $ 0.46    $ 0.40    $ 0.46

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
                                                               ===========     ===========     ============    ===========


                                                    DATE OF
                                  ACCUMULATED     ACQUISITION/    ACQUISITION/
            CONCEPT               DEPRECIATION    CONSTRUCTION    CONSTRUCTION    DEPRECIATION
            -------               ------------    ------------    ------------    ------------

Hollywood Video.................          --          1998        Construction            --
                                   ---------
SUBTOTAL -- CONSTRUCTION DRAWS            --
                                   ---------
TOTAL -- PROPERTIES SUBJECT TO
  OPERATING LEASES                 4,662,208
                                   =========
PROPERTIES SUBJECT TO FINANCING
Jared Jewelers..................          (c)         1998        Construction            (c)
Jared Jewelers..................          (c)         1998        Construction            (c)
Jared Jewelers..................          (c)         1998        Construction            (c)
                                   ---------          ----        ------------      --------
TOTAL -- PROPERTIES SUBJECT TO
  FINANCING LEASES                        --
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