Form 10-Q
period 1999-03-31
CAPTEC NET LEASE REALTY INC
filed 1999-05-14
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended            March 31, 1999
                                                            --------------
                                       OR

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __ to__

                         Commission file number: 1045281
                                                 -------

                          CAPTEC NET LEASE REALTY, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   38-3368333
                                   ----------
                      (IRS Employer Identification Number)

             24 Frank Lloyd Wright Drive, Ann Arbor, Michigan 48106
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

       9,508,108 shares of Common Stock, $.01 par value, outstanding as of
                                 May 14, 1999.

                          CAPTEC NET LEASE REALTY, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

             ITEM NO.                                                                                             PAGE
             --------                                                                                             ----

              PART I             FINANCIAL INFORMATION

               Item 1.           Financial Statements:

                                 Consolidated Balance Sheets                                                        3
                                 Consolidated Statements of Operations                                              4
                                 Consolidated Statement of Changes in Stockholders' Equity                          5
                                 Consolidated Statements of Cash Flows                                              6
                                 Consolidated Notes to Financial Statements                                       7-9

               Item 2.           Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                                  10-12

               Item 3.           Quantitative and Qualitative Disclosures about Market Risk                        12

              PART II            OTHER INFORMATION

               Item 1.           Legal Proceedings                                                                 12
               Item 2.           Changes in Securities and Use of Proceeds                                         12
               Item 3.           Defaults upon Senior Securities                                                   12
               Item 4.           Submission of Matters to a Vote of Security Holders                               12
               Item 5.           Other Information                                                                 13
               Item 6.           Exhibits and Report on Form 8-K                                                   13

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      1999                 1998
                                                                                      ----                 ----
ASSETS                                                                             (unaudited)

Cash and cash equivalents                                                        $  2,267,840          $  4,488,565

Investments:
   Properties subject to operating leases, net                                    223,459,520           221,349,661
   Properties subject to financing leases, net                                      4,284,685             3,128,824
   Loans to affiliates, collateralized by mortgage loans                            8,257,089             8,915,523
   Investment in affiliated limited partnerships                                    4,395,000             4,395,000
   Other loans, related party                                                         400,845               405,775
                                                                                 ------------          ------------
             Total investments                                                    240,797,139           238,194,783

Short-term loans to affiliates                                                      3,163,728             2,505,294
Unbilled rent, net                                                                  4,356,166             3,710,487
Accounts receivable                                                                   102,396               144,642
Due from affiliates                                                                 1,338,244             1,242,675
Other assets                                                                        1,591,881             1,724,283
                                                                                 ------------          ------------
             Total assets                                                        $253,617,394          $252,010,729
                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                                 $116,484,988          $113,984,988
   Accounts payable and accrued expenses                                              854,619             1,428,041
   Due to affiliates                                                                   24,038                76,513
   Federal income tax payable                                                         719,000               719,000
   Security deposits held on leases                                                   280,906               194,406
                                                                                 ------------          ------------
             Total liabilities                                                    118,363,551           116,402,948


Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                                         95,081                95,081
   Paid in capital                                                                134,711,056           134,711,056
      Retained earnings                                                               447,706               801,644
                                                                                 ------------          ------------
             Total stockholders' equity                                           135,253,843           135,607,781
                                                                                 ------------          ------------

             Total liabilities and stockholders' equity                          $253,617,394          $252,010,729
                                                                                 ============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Three Months Ended
                                                                              March 31,
                                                              ---------------------------------------
                                                                    1999                  1998
                                                                    ----                  ----
                                                                            (unaudited)
Revenue:
  Rental income from operating leases                          $ 6,005,078             $ 4,819,470
  Earned income from financing leases                              152,207                  47,880
  Interest income on loans to affiliates                           322,705                 494,830
  Other income                                                     555,641                 261,421
                                                               -----------             -----------

           Total revenue                                         7,035,631               5,623,601
                                                               -----------             -----------
Expenses:
  Interest                                                       2,239,880               1,070,321
  Management fees, affiliates, net                                 (68,013)                253,315
  General and administrative                                       430,905                 350,362
  Depreciation and amortization                                    833,409                 661,119
                                                               -----------             -----------

           Total expenses                                        3,436,181               2,335,117
                                                               -----------             -----------

           Net income before loss on sale of
               properties and accounting change                  3,599,450               3,288,484

Loss on sale of properties                                         (50,973)                (47,588)
                                                               -----------             -----------

           Net income before accounting change                   3,548,477               3,240,896

Cumulative effect of accounting change                           (336,875)                      -
                                                               -----------             -----------

           Net Income                                          $ 3,211,602             $ 3,240,896
                                                               ===========             ===========

           Basic and Diluted EPS:
               Income before accounting change                 $      0.37             $      0.34
                                                               ===========             ===========
               Accounting change                               $     (0.03)            $         -
                                                               ===========             ===========
               Net Income                                      $      0.34             $      0.34
                                                               ===========             ===========

Weight average number of common shares
  outstanding                                                    9,508,108               9,508,108
                                                               ===========             ===========


The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)

                                                                Common Stock                                            Total
                                                         ------------------------     Paid-In         Retained        Stockholders'
                                                            Shares       Amount       Capital         Earnings          Equity
                                                            ------       ------       -------         --------          ------

BALANCE, JANUARY 1, 1999                                  9,508,108     $95,081     $134,711,056     $   801,644      $ 135,607,781

Net Income                                                        -           -                -       3,211,602          3,211,602

Common stock dividends ($0.375 per share)                         -           -                -      (3,565,540)        (3,565,540)
                                                          ---------     -------     ------------     -----------      -------------

BALANCE, MARCH 31, 1999                                   9,508,108     $95,081     $134,711,056     $   447,706      $ 135,253,843
                                                          =========     =======     ============     ===========      =============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                               ----------------------------------------
                                                                                      1999                  1998
                                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 3,211,602              $  3,240,896
Adjustments to net income:
   Depreciation and amortization                                                    833,409                   661,119
   Accounting change                                                                336,875                         -
   Amortization of debt issuance costs                                              142,160                   138,611
   Loss on sale of property                                                          50,973                    47,588
   Increase in unbilled rent                                                       (645,679)                 (403,520)
   Increase in accounts receivable and other assets                                (454,920)                 (194,937)
   Decrease in accounts payable and accrued expenses                               (573,422)                 (922,723)
                                                                                -----------              ------------

   Net cash provided by operating activities                                      2,900,998                 2,567,034
                                                                                -----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases                            (3,446,346)              (24,015,896)
Advances on loans to affiliates, collateralized by
   mortgage loans                                                                         -                   (51,942)
Acquisition of properties subject to financing leases                            (1,196,152)                        -
Collections on short-term loans to affiliates                                      (658,434)                   51,942
Proceeds from the disposition of properties                                         454,594                 1,046,025
Collections on loans to affiliates, collateralized by
   mortgage loans                                                                   658,434                         -
Collection of principal on other loans                                                4,930                     6,005
Collection of principal on financing leases                                          40,291                         -
Lease security deposits                                                              86,500                    52,514
                                                                                -----------              ------------

   Net cash used in investing activities                                         (4,056,183)              (22,911,352)
                                                                                -----------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                                   (3,565,540)               (1,854,082)
Borrowings of notes payable                                                       2,500,000                63,984,988
Debt issuance costs                                                                       -                (1,357,408)
Repayments of notes payable                                                               -               (42,746,189)
                                                                                -----------              ------------

   Net cash (used in) provided by financing activities                           (1,065,540)               18,027,309
                                                                                -----------              ------------

NET CASH FLOWS                                                                   (2,220,725)               (2,317,009)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    4,488,565                 3,528,129
                                                                                -----------              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 2,267,840              $  1,211,120
                                                                                ===========              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                       $ 2,782,887              $  1,122,681
                                                                                ===========              ============


The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION: Captec Net Lease Realty, Inc., a Delaware corporation (the "Company"), which operates as a real estate investment trust ("REIT"), was formed in August 1997 to invest in high-quality freestanding properties leased principally on a long-term triple-net basis to national and regional franchised restaurants and retailers. The Company completed its initial public offering in November 1997 and has subsequently operated as a REIT.

         UNAUDITED INTERIM FINANCIAL INFORMATION: The consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 have not been audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999, as amended by its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 9, 1999.

         NEW PRONOUNCEMENTS: In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has not yet determined the impact that the adoption of the statement will have on its earnings or statement of financial position.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company has recorded a $337,000 non-cash charge during the three months ended March 31, 1999 for the balance of unamortized organization costs.

         RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 1999 presentations.

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

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         The Company's investment in real estate includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases as of March 31, 1999 is comprised of the following:


         Land                                                                         $   82,415,699
         Buildings and improvements                                                      132,302,561
         Construction draws on properties                                                 14,226,708
                                                                                      --------------
                                                                                         228,944,968
         Less accumulated depreciation                                                    (5,485,448)
                                                                                      --------------

         Total                                                                        $  223,459,520
                                                                                      ==============


         The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease for all amounts advanced under construction draws. At March 31, 1999 the Company had approximately $6.9 million of unfunded commitments on properties under construction.

     3.  FINANCING LEASES:

         The net investment in financing leases as of March 31, 1999 is comprised of the following:


         Minimum lease payments to be received                                        $   10,519,387
         Estimated residual value                                                                  -
                                                                                      --------------
                Gross investment in financing leases                                      10,519,387
         Unearned income                                                                  (6,234,702)
                                                                                      --------------
                Net investment in financing leases                                    $    4,284,685
                                                                                      ==============


     4.  NOTES PAYABLE:

         The Company's credit facility, as amended December 1, 1998 (the "Credit Facility"), provides up to $125 million for the acquisition of properties and working capital. The Credit Facility has a three year term and is subject to certain borrowing base restrictions. The Company had approximately $116 million of aggregate outstanding borrowings under the Credit Facility at March 31, 1999.

     5.  EARNINGS PER SHARE:

         Stock options currently outstanding under the Company's Long-Term Incentive Plan were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's Common Stock during the three months ended March 31, 1999.

     6.  RELATED PARTY TRANSACTIONS:

         The Company and Captec Net Lease Realty Advisors, Inc. ("Captec Advisors"), an affiliate, are parties to an Advisory Agreement whereby the Company pays to Captec Advisors a management fee. In December 1998 the Advisory Agreement was amended to reduce the management fee otherwise payable by the Company to Captec Advisors by the amount of acquisition and other fees paid directly to Captec Advisors by, and as a result of acquisitions made by, affiliates of the Company. During the three months ended March 31, 1999 the Company incurred $253,000 in management fees prior to reductions. Captec Advisors earned approximately $321,000 of fees resulting in an equal reduction in the management fee paid by the Company to Captec Advisors.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     7.  SUBSEQUENT EVENTS:

         In April 1999, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which was paid on April 15, 1999.

         In April 1999, the Company invested $2,395,600, through the contribution of property, in the formation of a joint venture for the purpose of developing and acquiring net-leased restaurant and retail properties similar to those which the Company develops and acquires.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW

         The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers (the "Lessees"). The Company's triple-net leases (the "Leases") generally impose on the Lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's Leases typically provide for minimum rent plus specified fixed periodic rent. Other revenues are derived primarily from interest income on loans to affiliates and fee income earned from affiliates.

         As of March 31, 1999, the Company owned 163 properties, located in 30 states, subject to long-term net Leases with 54 different Lessees under major restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Best Buy, Athlete's Foot, Blockbuster Video, and Office Depot.

         RESULTS OF OPERATIONS

         During the three months ended March 31, 1999 (the "Quarter") total revenue increased 25% to $7.0 million as compared to $5.6 million for the three months ended March 31, 1998 (the "1998 Quarter"). Rental revenue from operating Leases for the Quarter increased 25% to 6.0 million as compared to $4.8 million for the 1998 Quarter primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods. Earned income from financing leases for the Quarter increased 218% to $152,000 as compared to $48,000 for the 1998 Quarter principally from the addition of four financing leases that began lease payments on January 1, 1999. Interest income on loans to affiliates decreased 35% to $323,000 for the Quarter as compared to $495,000 for the 1998 Quarter as a result of principal payments received on loans to affiliates in preceeding periods. Interest and other income increased 113% to $556,000 for the Quarter as compared to $261,000 for the 1998 Quarter primarily due to fee income earned from the Company's affiliates.

         Interest expense for the Quarter increased 109% to $2.2 million as compared to $1.1 million for the 1998 Quarter. The increase was principally due to the increased borrowings under the Company's Credit Facility used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, decreased 40% to $363,000 for the Quarter as compared to $604,000 for the 1998 Quarter primarily due to offsetting reductions in management fees to affiliates due to acquisitions and other fees earned by Captec Advisors (see Note 6 to the Financial Statements).

         The Company sold one property during the Quarter, collecting gross proceeds of $455,000 and reflecting a loss of $51,000 on the sale of this property.

         As a result of the foregoing, the Company's net income before accounting change increased 9% to $ 3.5 million for the Quarter as compared to $3.2 million for the 1998 Quarter.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company has recorded a $336,875 non-cash charge during the three months ended March 31, 1999 for the balance of unamortized organization costs which resulted in net income for the Quarter of $3.2 million.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions have been typically funded out of proceeds from borrowings. The Company expects to meet its liquidity requirements (principally property development and acquisition) through a variety of future sources of capital, including long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and "off-balance sheet" financing through the formation of joint ventures.

         The Company's Leases generally provide for specified periodic rent increases including fixed increase amounts, and in limited circumstances indexation to CPI and/or percentage rent. In addition, most of the Company's leases require the Lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its properties other than potential costs of re-leasing vacant Boston Chicken properties.

         At March 31, 1999 the Company had cash and cash equivalents of $2.3 million. For the Quarter, the Company generated cash from operations of $2.9 million as compared to $2.6 million for the 1998 Quarter. Cash generated from operations provides funds for distributions to shareholders in the form of quarterly dividends. Any excess cash from operations may also be used for investment in properties.

         CREDIT FACILITY. In February 1998, the Company entered into a credit facility (the "Credit Facility"), which is used to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under a prior credit facility. On December 1, 1998 the Company amended the Credit Facility to provide up to $125.0 million of debt which is secured by the Company's properties. At March 31, 1999 the Company had $116.5 million of aggregate outstanding borrowings under the Credit Facility.

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

         PROPERTY ACQUISITIONS AND COMMITMENTS. During the three months ended March 31, 1999 the Company acquired properties for an aggregate acquisition cost of $4.6 million. As of March 31, 1999, the Company had entered into commitments to acquire 58 properties totaling $99.4 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of sources of capital, including borrowings under the Credit Facility, other long-term secured and unsecured indebtedness, "off-balance sheet" financing through the formation of joint ventures and the issuance of additional equity or debt securities.

         Property acquisition commitments are expected to generate the primary demand for additional capital in the future.

         DIVIDENDS. The Company intends to pay a regular quarterly dividend on its common stock of $.38 per share (which if annualized would be $1.52 per share). Dividends of $3,613,081 were paid on April 15, 1999 related to the first quarter declared dividend. The Company expects to pay future dividends from cash available for distributions. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

         YEAR 2000

         The Year 2000 issue is a result of the way computer programs historically manipulate date information based on a two-digit year ("99" instead of "1999"). The issue is that the "00" year designation can potentially cause miscalculations or failures within the computer system if "00" is misinterpreted as the year 1900 instead of the year 2000. These failures could potentially lead to temporary disruption of operations and the inability to conduct normal business activities.

         The Company predominantly uses standard application software supported by third party vendors. Information has been obtained from key third-party financial software vendors that comprise the core business applications indicating the core software systems are currently Year 2000 compliant.

         The Company is in the process of obtaining Year 2000 compliance updates from its key business partners, such as financial institutions and Lessees, to assess their Year 2000 readiness. Upon completion of the assessment process, a strategy on how to address each partner will be developed based on the relative importance of each relationship. Documentation regarding the state of readiness of business partners will be compiled as the assessment progresses.

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

         Not Applicable.


                           PART II - OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS.   None.


         ITEM 2. CHANGES IN SECURITIES.   None.


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

         ITEM 5. OTHER INFORMATION.   None.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits
                      --------
                      Exhibit 10.14 FC Venture I, LLC Limited Liability Company Agreement*

                      Exhibit  27.1          Financial Data Schedule.


                 (b)  Reports on Form 8-K
                      -------------------
                      The Registrant filed the following Current Reports on Form 8-K during the three months ended March 31, 1999:

                      Current Report on Form 8-K dated April 12, 1999 included information regarding the formation of a joint venture, FC Venture I, LLC, with an affiliate of Fidelity Management Trust Company.

                 ---------------

                 * Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 22, 1999.

                           FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," intent," "could," estimate" or continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAPTEC NET LEASE REALTY, INC.

      May 14, 1999                         By:  /s/ Patrick L. Beach
                                           -------------------------
                                           Patrick L. Beach
                                           Chief Executive Officer and President

      May 14, 1999                         By:  /s/ W. Ross Martin
                                           -----------------------
                                           W. Ross Martin
                                           Chief Financial Officer and
                                           Executive Vice President

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

  27.1                         Financial Data Schedule