Form 10-Q
period 1999-06-30
CAPTEC NET LEASE REALTY INC
filed 1999-08-13
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   38-3368333
                      (IRS Employer Identification Number)

             24 Frank Lloyd Wright Drive, Ann Arbor, Michigan 48106 (Address of principal executive offices, including zip code)

                                 (734) 994-5505
                         (Registrant's telephone number)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __


    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

9,508,108 share of Common Stock, $.01 par value, outstanding as of August 13, 1999.

                          CAPTEC NET LEASE REALTY, INC.
                                AND SUBSIDIARIES

                                    CONTENTS


ITEM NO.                                                                    PAGE

  PART I     FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Consolidated Balance Sheets                                    3
             Consolidated Statements of Operations                          4
             Consolidated Statement of Changes in Stockholders' Equity      5
             Consolidated Statements of Cash Flows                          6
             Consolidated Notes to Financial Statements                   7 - 9

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               10 - 13

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk    13

 PART II     OTHER INFORMATION
             Other Information                                           13 - 14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,    DECEMBER 31,
                                                                            1999          1998
                                                                        ------------   ------------
ASSETS                                                                   (unaudited)

Cash and cash equivalents                                               $  1,008,360   $  4,488,565

Investments:
   Properties subject to operating leases, net                           219,507,442    221,349,661
   Properties subject to financing leases, net                             4,329,925      3,128,824
   Loans to affiliates, collateralized by mortgage loans                   4,466,588      8,915,523
   Investment in joint venture                                             2,712,000              -
   Investment in affiliated limited partnerships                           4,395,000      4,395,000
   Other loans, related party                                                398,322        405,775
                                                                        ------------   ------------
            Total investments                                            235,809,277    238,194,783

Short-term loans to affiliates                                             6,954,229      2,505,294
Unbilled rent, net                                                         5,013,950      3,710,487
Accounts receivable                                                          184,952        144,642
Due from affiliates                                                          774,080      1,242,675
Other assets                                                               1,568,924      1,724,283
                                                                        ------------   ------------

            Total assets                                                $251,313,772   $252,010,729
                                                                        ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                        $114,550,582   $113,984,988
   Accounts payable and accrued expenses                                     463,509      1,428,041
   Due to affiliates                                                               -         76,513
   Federal income tax payable                                                719,000        719,000
   Security deposits held on leases                                          280,906        194,406
                                                                        ------------   ------------

            Total liabilities                                            116,013,997    116,402,948
                                                                        ------------   ------------


Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                                95,081         95,081
   Paid in capital                                                       134,711,056    134,711,056
   Retained earnings                                                         493,638        801,644
                                                                        ------------   ------------

            Total stockholders' equity                                   135,299,775    135,607,781
                                                                        ------------   ------------

            Total liabilities and stockholders' equity                  $251,313,772   $252,010,729
                                                                        ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                          1999           1998            1999            1998
                                                     ------------    ------------    ------------    ------------
                                                             (unaudited)                      (unaudited)
Revenue:
     Rental income from operating leases             $  6,214,835    $  5,442,628    $ 12,219,913    $ 10,262,098
     Earned income from financing leases                  163,339               -         315,546          47,880
     Interest income on loans to affiliates               311,016         459,914         630,371         937,860
     Other income                                         359,337         510,077         918,328         788,385
                                                     ------------    ------------    ------------    ------------

              Total revenue                             7,048,527       6,412,619      14,084,158      12,036,223
                                                     ------------    ------------    ------------    ------------

Expenses:
     Interest                                           2,243,787       1,344,283       4,483,667       2,414,604
     Management fees, affiliates, net                      (7,515)        287,796         (75,528)        541,111
     General and administrative                           294,130         447,587         725,035         797,952
     Depreciation and amortization                        848,666         687,500       1,682,075       1,348,619
                                                     ------------    ------------    ------------    ------------

              Total expenses                            3,379,068       2,767,166       6,815,249       5,102,286
                                                     ------------    ------------    ------------    ------------

              Net income before loss on sale of
                  properties and accounting change      3,669,459       3,645,453       7,268,909       6,933,937

Loss on sale of properties                                (10,446)       (205,581)        (61,419)       (253,169)
                                                     ------------    ------------    ------------    ------------

              Net income before accounting change       3,659,013       3,439,872       7,207,490       6,680,768

Cummulative effect of accounting change                         -               -        (336,875)              -
                                                     ------------    ------------    ------------    ------------

              Net Income                             $  3,659,013    $  3,439,872    $  6,870,615    $  6,680,768
                                                     ============    ============    ============    ============

              Basic and Diluted EPS:
                  Income before accounting change    $       0.38    $       0.36    $       0.76    $       0.70
                                                     ============    ============    ============    ============
                  Accounting change                  $          -    $          -    $      (0.04)   $          -
                                                     ============    ============    ============    ============
                  Net Income                         $       0.38    $       0.36    $       0.72    $       0.70
                                                     ============    ============    ============    ============


Weighted average number of common shares
     outstanding                                        9,508,108       9,508,108       9,508,108       9,508,108
                                                     ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)

                                                                                               Total
                                    Common Stock              Paid-In         Retained      Stockholders'
                           -----------------------------
                              Shares           Amount         Capital         Earnings         Equity
                           -------------   -------------   -------------   -------------    -------------

BALANCE, JANUARY 1, 1999       9,508,108   $      95,081   $ 134,711,056   $     801,644    $ 135,607,781

Net Income                             -               -               -       6,870,615        6,870,615

Common stock dividends                 -               -               -      (7,178,621)      (7,178,621)
                           -------------   -------------   -------------   -------------    -------------

BALANCE, JUNE 30, 1999         9,508,108   $      95,081   $ 134,711,056   $     493,638    $ 135,299,775
                           =============   =============   =============   =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  6,870,615    $  6,680,768
Adjustments to net income:
   Depreciation and amortization                                    1,682,075       1,348,619
   Accounting change                                                  336,875               -
   Amortization of debt issuance costs                                295,977         176,480
   Loss on sale of property                                            61,419         253,169
   Increase in unbilled rent                                       (1,303,463)     (1,045,532)
   Decrease (increase) in accounts receivable and other assets       (178,763)        226,463
   Decrease in accounts payable and accrued expenses                 (964,532)     (1,098,354)
                                                                 ------------    ------------

   Net cash provided by operating activities                        6,800,203       6,541,613
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases              (6,219,165)    (66,468,325)
Acquisition of properties subject to financing leases, net         (1,153,037)              -
Advances on short-term loans to affiliates                         (4,448,935)     (4,530,359)
Proceeds from the transfer of properties to
  joint venture                                                     3,385,972               -
Proceeds from the disposition of properties                         2,936,896       1,093,613
Collections on loans to affiliates, collateralized by
   mortgage loans                                                   4,448,935       4,530,359
Collection of principal on other loans                                  7,453         712,975
Investment in corporate joint venture                              (2,712,000)              -
Lease security deposits                                                86,500          52,514
                                                                 ------------    ------------

   Net cash used in investing activities                           (3,667,381)    (64,609,223)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                     (7,178,621)     (5,419,622)
Borrowings of notes payable                                           565,594     104,984,988
Debt issuance costs                                                         -      (1,438,954)
Repayments of notes payable                                                 -     (42,746,189)
                                                                 ------------    ------------

   Net cash (used in) provided by financing activities             (6,613,027)     55,380,223
                                                                 ------------    ------------

NET CASH FLOWS                                                     (3,480,205)     (2,687,387)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      4,488,565       3,528,129
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  1,008,360    $    840,742
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                        $  4,848,712    $  2,403,133
                                                                 ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION: Captec Net Lease Realty, Inc., a Delaware corporation (the "Company"), which operates as a real estate investment trust ("REIT"), was formed in August 1997 to invest in high-quality freestanding properties leased principally on a long-term triple-net basis to national and regional and franchised restaurants and retailers. The Company completed its initial public offering in November 1997 and has subsequently operated as a REIT.

         UNAUDITED INTERIM FINANCIAL INFORMATION: The consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1999 and 1998 have not been audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998 as filed with the United States Securities and Exchange Commission on March 30, 1999.

         INVESTMENT IN CORPORATE JOINT VENTURE: During 1999 the Company has invested in a 22.6% membership interest in FC Venture I, LLC ("FC Venture"). The investment is accounted for under the equity method.

         NEW PRONOUNCEMENTS: In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has not yet determined the impact that the adoption of the statement will have on the Company's earnings or statement of financial position.

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

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company's investment in real estate includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases as of June 30, 1999 is comprised of the following:

               Land                                         $   82,446,330
               Buildings and improvements                      134,133,488
               Construction draws on properties                  9,178,109
                                                            --------------
                                                               225,757,927
               Less accumulated depreciation                    (6,250,485)
                                                            --------------
               Total                                        $  219,507,442
                                                            ==============

         The Company periodically invests in properties under construction. All construction draws are subject to the terms of standard lease agreements with the Company which fully obligates the tenant to the long-term lease for all amounts advanced under construction draws. At June 30, 1999 the Company had approximately $2.6 million of unfunded commitments on properties under construction.

3.       FINANCING LEASES:

         The net investment in financing leases as of June 30, 1999 is comprised of the following:

         Minimum lease payments to be received                     $ 10,432,037
         Estimated residual value                                             -
                                                                   ------------
                Gross investment in financing leases                 10,432,037
         Unearned income                                             (6,102,112)
                Net investment in financing leases                 $  4,329,925
                                                                   ============

     4.  NOTES PAYABLE:

         The Company's credit facility, as amended (the "Credit Facility"), provides up to $125 million for the acquisition of properties and working capital. The Credit Facility has a three year term and is subject to certain borrowing base restrictions. The Company had approximately $114.6 million of aggregate outstanding borrowings under the Credit Facility at June 30, 1999.

    5.   EARNINGS PER SHARE:

         Stock options currently outstanding under the Company's Long-Term Incentive Plan were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Common Stock during the three months ended June 30, 1999.

     6.  RELATED PARTY TRANSACTIONS:

         The Company is party to an Advisory Agreement with Captec Net Lease Realty Advisors, Inc. ("Captec Advisors") an affiliate, whereby the Company pays to Captec Advisors a management fee. In December 1998 the Advisory Agreement was amended to reduce the management fee to Captec Advisors by the amount of acquisition and other fees paid directly to Captec Advisors as a result of acquisitions made by affiliates of the Company (which acquisition fees were previously paid to the Company). During the six months ended June 30, 1999 the Company incurred approximately $605,000 in management fees prior to reductions. Captec Advisors earned approximately $680,000 of fees resulting in an equal reduction in the management fee paid by the Company to Captec Advisors.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     7.  SUBSEQUENT EVENTS:

         In July 1999, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of Common Stock, which was paid on July 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW

         The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's triple-net leases (the "Leases") typically provide for minimum rent plus specified fixed periodic rent. Other revenues are derived primarily from interest income on loans to affiliates and fee income earned from affiliates.

         As of June 30, 1999, the Company owned 160 properties, located in 30 states, subject to long-term net Leases with 55 different lessors (the "Lessees") under major restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Best Buy, Athlete's Foot, Blockbuster Video, and Office Depot.


         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999. During the three months ended June 30, 1999 (the "Quarter") total revenue increased 10% to $7.0 million as compared to $6.4 million for the three months ended June 30, 1998 (the "1998 Quarter"). Rental revenue from operating leases for the Quarter increased 14% to 6.2 million as compared to $5.4 million for the 1998 Quarter primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods, offset by the elimination of rental revenues related to vacant properties. Earned income from financing Leases for the Quarter increased to $163,000 as compared to $0 for the 1998 Quarter as a result of the addition of four financing leases that began lease payments on January 1, 1999. Interest income on loans to affiliates decreased 32% to $311,000 for the Quarter as compared to $459,000 for the 1998 Quarter as a result of principal payments received on loans to affiliates in preceeding periods. Interest and other income decreased 30% to $359,000 for the Quarter as compared to $510,000 for the 1998 Quarter primarily due to offsetting reductions in management fees paid to Captec Advisors (see
         Note 6 of the Financial Statements).

         Interest expense for the Quarter increased 67% to $2.2 million as compared to $1.3 million for the 1998 Quarter. The increase was principally due to the increased borrowings under the Credit Facility used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, decreased 61% to $287,000 for the Quarter as compared to $735,000 for the 1998 Quarter primarily due to offsetting reductions in management fees to affiliates due to acquisitions and other fees earned by Captec Advisors (see Note 6 of the Financial Statements). Depreciation and amortization increased 23% to $849,000 for the Quarter as compared to $688,000 for the 1998 Quarter, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in preceeding periods.

         The Company sold two properties during the Quarter, collecting gross proceeds of $2.5 million and reflecting a loss of $10,000 on the sale of these properties.

         As result of the foregoing, the Company's net income increased 6% to $
         3.7 million for the Quarter as compared to $3.4 million for the 1998 Quarter.

         SIX MONTHS ENDED JUNE 30, 1999. During the six months ended June 30, 1999 total revenue increased 17% to $14.1 million as compared to $12.0 million for the six months ended June 30, 1998. Rental revenue from operating leases for the six months ended 1999 increased 19% to 12.2 million as compared to $10.2 million for the six months ended 1998 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods, offset by the elimination of rental revenues related to vacant properties. Earned income from financing leases for the six months ended 1999 increased to $316,000 as compared to $48,000 for the six months ended 1998 as a result of the addition of four financing leases that began lease payments on January 1, 1999. Interest income on loans to affiliates decreased 33% to $630,000 for 1999 as compared to $938,000 for 1998 as a result of principal payments received on loans to affiliates in preceeding periods. Interest and other income increased 16% to $918,000 for the six months ended 1999 as compared to $788,000 for the six months ended 1998 primarily due to fee income earned from affiliates.

         Interest expense for the six months ended 1999 increased 86% to $4.5 million as compared to $2.4 million for the six months ended 1998. The increase was principally due to the increased borrowings under the Company's Credit Facility used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, decreased 49% to $650,000 for the six months ended 1999 as compared to $1.3 million for the six months ended 1998 primarily due to offsetting reductions in management fees to affiliates due to acquisitions and other fees earned by Captec Advisors (see Note 6 of the Financial Statements). Depreciation and amortization increased 25% to $1.7 million for the six months ended 1999 as compared to $1.3 million for the six months ended 1998, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceeding periods.

         The Company sold three properties during the six months ended 1999, collecting gross proceeds of $2.9 million and reflecting a loss of $61,000 on the sale of these properties.

         As result of the foregoing, the Company's net income before accounting change increased 8% to $7.2 million for the six months ended 1999 as compared to $6.7 million for the six months ended 1998.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company has recorded a $336,875 non-cash charge during the three months ended March 31, 1999 for the balance of unamortized organization costs which resulted in net income for the six months ended 1999 of $6.9 million.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. The Company anticipates that cash flows from operating activities will continue to provide adequate capital for interest expense, operating expenses and dividend payments in accordance with REIT requirements. Property acquisition and development has been typically funded out of proceeds from borrowings available under the Credit Facility. The Company expects to obtain the necessary capital to achieve continued growth (principally property development and acquisition) through cash on hand, borrowings available under the Credit Facility, as well as other debt and equity alternatives, including joint venture capital.

         The Leases generally provide for specified periodic rent increases including fixed increase amounts, and in limited circumstances indexation to CPI and/or percentage rent. In addition, most of the Company's Leases require the Lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its properties other than potential costs of re-leasing vacant properties.

         At June 30, 1999 the Company had cash and cash equivalents of $1.0 million. For the six months ended June 30, 1999 the Company generated cash from operations of $6.8 million as compared to $6.5 million for the same period in 1998. Cash generated from operations provides funds for interest expense, operating expenses and distributions to shareholders in the form of quarterly dividends. Any excess cash from operations may also be used for investment in properties.

         CREDIT FACILITY. In February 1998, the Company entered into the Credit Facility, which is used to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under a prior credit facility. On December 1, 1998 the Credit Facility was amended to provide up to $125 million of debt which is secured by the Company's properties. At June 30, 1999 the Company had $114.6 million of aggregate outstanding borrowings under the Credit Facility.

         The Credit Facility has a three year term and the revolving credit borrowings are subject to borrowing base restrictions. The Credit Facility is subject to covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the lender's base rate. In connection with the Credit Facility the Company incurred issuance costs of $1.7 million and is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

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

         JOINT VENTURE. In April 1999, the Company , through a wholly-owned subsidiary, formed a joint venture with an affiliate of Fidelity Management Trust Company ("Fidelity"). The joint venture was formed to acquire and develop net-leased restaurant and retail properties similar to those which the Company acquires and develops. The Company and Fidelity have committed to provide $7 million and $24 million, respectively, in equity capital for the joint venture. The joint venture's objective is to leverage its capital through borrowing to acquire and develop up to $100 million in properties. At June 30, 1999 the Company had contributed $2.7 million in equity capital.

         PROPERTY ACQUISITIONS AND COMMITMENTS. During the six months ended June 30, 1999 the Company invested $7.4 million to acquire and develop its properties and transferred to the joint venture as part of the initial capital contribution two properties with costs of $3.4 million. As of June 30, 1999, the Company had entered into commitments to acquire or develop 74 properties totaling $160 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire or develop some of these prospective properties in the future. The Company expects to finance its acquisition and development commitments through cash on hand, borrowings under the Credit Facility as well as other debt and equity alternatives, including joint venture capital.

         Property acquisition commitments are expected to generate the primary demand for additional capital in the future.

         DIVIDENDS. The Company intends to pay a regular quarterly dividend on its common stock of $.38 per share (which if annualized would be $1.52 per share). Dividends of $3,613,081 were paid on July 15, 1999 related to the second quarter declared dividend. The Company expects to pay future dividends from cash available for distributions. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

         YEAR 2000

         The Year 2000 issue is a result of the way computer programs manipulate date information based on a two-digit year ("99" instead of "1999"). The issue is that the "00" year designation can potentially cause miscalculations or failures within the computer system if "00" is misinterpreted as the year 1900 instead of the year 2000. These failures could potentially lead to temporary disruption of operations and the inability to conduct normal business activities.

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


         ITEM 1. LEGAL PROCEEDINGS.   None.


         ITEM 2. CHANGES IN SECURITIES.   None.


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders (the "Meeting") on June 3, 1999. The Company's shareholders elected Patrick L. Beach, W. Ross Martin, H. Reid Sherard, Richard J. Peters, Creed L. Ford, III, William H. Krul, II, Lee C. Howley, Albert T. Adams and William J. Chadwick (collectively, the "Nominees") to the Company's Board of Directors. The following lists the number of shares of Common Stock voted for and withheld from each of the Nominees.

                                                                       VOTES
                     NOMINEES                 VOTES FOR              WITHHELD

                 Patrick L. Beach             8,464,159               50,067
                 W. Ross Martin               8,464,159               50,067
                 H. Reid Sherard              8,464,159               50,067
                 Richard J. Peters            8,464,159               50,067
                 Creed L. Ford, II            8,464,159               50,067
                 William H. Krul, II          8,464,159               50,067
                 Lee C. Howley                8,464,159               50,067
                 Albert T. Adams              8,464,159               50,067
                 William J. Chadwick          8,464,159               50,067

         ITEM 5. OTHER INFORMATION.   None.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


                 (a)  Exhibits

                      Exhibit 10.14 FC Venture I, LLC Limited Liability Company Agreement*

                      Exhibit  27.1             Financial Data Schedule.


                 (b) Reports on Form 8-K

                      The Registrant filed the following Current Reports on Form 8-K during the three months ended June 30, 1999:

                      Current Report on Form 8-K dated April 12, 1999 included information regarding the formation of a joint venture, FC Venture I, LLC, with an affiliate of Fidelity Management Trust Company.

                 ---------------

                 * Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 22, 1999.

                           FORWARD LOOKING STATEMENTS

         This Form 10-Q contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," intend," "could," estimate" or continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CAPTEC NET LEASE REALTY, INC.

         August 13, 1999                         By: /s/ Patrick L. Beach
                                                     ---------------------
                                                     Patrick L. Beach
                                                     Chief Executive
                                                     Officer and President

         August 13, 1999                         By: /s/ W. Ross Martin
                                                     ---------------------
                                                     W. Ross Martin
                                                     Chief Financial
                                                     Officer and Executive
                                                     Vice President

                                 Exhibit Index
                                 -------------



Exhibit No.                           Description
-----------                           -----------

   10.14                            FC Venture I, LLC Limited Liability Company
                                    Agreement*

    27.1                            Financial Data Schedule


-----------

* Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 22, 1999.