Form 10-Q
period 1999-09-30
CAPTEC NET LEASE REALTY INC
filed 1999-11-15
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to
                                                   ------  ------

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

             24 Frank Lloyd Wright Drive, Ann Arbor, Michigan 48106
             ------------------------------------------------------
                    (Address of principal executive offices,
                               including zip code)

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

          9,508,108 share of Common Stock, $.01 par value, outstanding as of November 15, 1999.

                          CAPTEC NET LEASE REALTY, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

             ITEM NO.                                                                                             PAGE
             --------                                                                                             ----

              PART I                 FINANCIAL INFORMATION

               Item 1.               Financial Statements:

                                     Consolidated Balance Sheets                                                      3
                                     Consolidated Statements of Operations                                            4
                                     Consolidated Statement of Changes in Stockholders' Equity                        5
                                     Consolidated Statements of Cash Flows                                            6
                                     Consolidated Notes to Financial Statements                                   7 - 9

               Item 2.               Management's Discussion and Analysis of
                                     Financial Condition and Results of Operations                              10 - 13

               Item 3.               Quantitative and Qualitative Disclosures about Market Risk                      13

              PART II                OTHER INFORMATION
                                     Other Information                                                          13 - 16

                                       2

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,       December 31,
                                                                                 1999                1998
                                                                                 ----                ----
ASSETS                                                                        (unaudited)
Cash and cash equivalents                                                  $    1,582,454      $   4,488,565

Investments:
   Properties subject to operating leases, net                                221,155,070        221,349,661
   Properties subject to financing leases, net                                  4,369,655          3,128,824
   Loans to affiliates, collateralized by mortgage loans                        9,598,752          8,915,523
   Investment in joint venture                                                  7,144,808                  -
   Investment in affiliated limited partnerships                                4,395,000          4,395,000
   Other loans, related party                                                     394,466            405,775
                                                                           --------------      -------------
             Total investments                                                247,057,751        238,194,783

Short-term loans to affiliates                                                  1,809,026          2,505,294
Unbilled rent, net                                                              5,591,785          3,710,487
Accounts receivable                                                               303,270            144,642
Due from affiliates                                                               436,511          1,242,675
Other assets                                                                    1,299,250          1,724,283
                                                                           --------------      -------------

             Total assets                                                  $  258,080,047      $ 252,010,729
                                                                           ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                           $  120,972,699      $ 113,984,988
   Accounts payable and accrued expenses                                          409,979          1,428,041
   Due to affiliates                                                               88,308             76,513
   Federal income tax payable                                                     719,000            719,000
   Security deposits held on leases                                               280,906            194,406
                                                                           --------------      -------------

             Total liabilities                                                122,470,892        116,402,948
                                                                           --------------      -------------

Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                                     95,081             95,081
   Paid in capital                                                            134,711,056        134,711,056
   Retained earnings                                                              803,018            801,644
                                                                           --------------      -------------

             Total stockholders' equity                                       135,609,155        135,607,781
                                                                           --------------      -------------

             Total liabilities and stockholders' equity                    $  258,080,047      $ 252,010,729
                                                                           ==============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                              ----------------------------------------------------------------------
                                                                   1999                1998               1999              1998
                                                                   ----                ----               ----              ----
                                                                        (unaudited)                            (unaudited)
Revenue:
     Rental income from operating leases                      $ 6,165,542         $ 6,329,897        $ 18,332,955      $ 16,591,995
     Earned income from financing leases                          161,231                   -             476,777            47,880
     Interest income on loans to affiliates                       320,634             511,991             951,005         1,449,851
     Other income, principally affiliated ventures                724,277             570,683           1,695,106         1,359,068
                                                              -----------         -----------        ------------      ------------

              Total revenue                                     7,371,684           7,412,571          21,455,843        19,448,794
                                                              -----------         -----------        ------------      ------------
Expenses:
     Interest                                                   2,347,837           2,087,771           6,831,505         4,502,375
     Management fees, affiliates                                   52,426             342,862             (23,102)          883,973
     General and administrative                                   421,734             342,928           1,146,769         1,140,880
     Depreciation and amortization                                850,527             825,364           2,532,602         2,173,983
     Provision for unbilled rent                                        -             865,311                   -          865,311
                                                              -----------         -----------        ------------      ------------

              Total expenses                                    3,672,524           4,464,236          10,487,774         9,566,522
                                                              -----------         -----------        ------------      ------------
              Net income before equity income of
                  joint venture, gain (loss) on
                  sale of properties and accounting change      3,699,160           2,948,335          10,968,069         9,882,272

Equity income of joint venture                                     95,636                   -              95,636                 -

Gain (loss) on sale of properties                                 127,665            (891,722)             66,246        (1,144,891)
                                                              -----------         -----------        ------------       -----------

              Net income before accounting change               3,922,461           2,056,613          11,129,951         8,737,381

Cumulative effect of accounting change                                  -                   -            (336,875)                -
                                                              -----------         -----------        ------------       -----------

              Net Income                                      $ 3,922,461         $ 2,056,613        $ 10,793,076      $  8,737,381
                                                              ===========         ===========        ============      ============
              Basic and Diluted EPS:(1)
                  Income before accounting change             $      0.41         $      0.22        $       1.17      $       0.92
                                                              ===========         ===========        ============      ============
                  Accounting change                           $         -         $         -        $      (0.04)     $          -
                                                              ===========         ===========        ============      ============
                  Net Income                                  $      0.41         $      0.22        $       1.14      $       0.92
                                                              ===========         ===========        ============      ============

Weighted average number of common shares
     outstanding                                                9,508,108           9,508,108           9,508,108         9,508,108
                                                              ===========         ===========        ============       ===========

(1) Calculated independently for each item, and consequently, the sum of the items may differ from actual amount due to the effects of rounding.

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

                                            Common Stock                                                       Total
                                 -----------------------------------     Paid-In         Retained           Stockholders'
                                     Shares           Amount             Capital         Earnings              Equity
                                     ------           ------             -------         --------              ------

BALANCE, JANUARY 1, 1999           9,508,108      $   95,081      $  134,711,056       $   801,644        $  135,607,781

Net Income                                 -               -                   -        10,793,076            10,793,076

Common stock dividends                     -               -                   -       (10,791,702)          (10,791,702)
                                   ---------      ----------      --------------       -----------        --------------

BALANCE, SEPTEMBER 30, 1999        9,508,108      $   95,081      $  134,711,056       $   803,018        $  135,609,155
                                   =========      ==========      ==============       ===========        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                ----------------------------------------
                                                                                           1999                 1998
                                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $ 10,793,076          $ 8,737,381
Adjustments to net income:
   Depreciation and amortization                                                         2,532,602            2,173,984
   Accounting change                                                                       336,875                    -
   Amortization of debt issuance costs                                                     474,628              264,202
   Equity income of joint venture                                                          (95,636)                   -
   (Gain) loss on sale of property                                                         (66,246)             891,722
   Increase in unbilled rent                                                            (1,881,298)            (902,247)
   Decrease (increase) in accounts receivable and other assets                             177,600             (129,852)
   (Decrease) increase in accounts payable and accrued expenses                         (1,018,062)             934,731
                                                                                      ------------          -----------

   Net cash provided by operating activities                                            11,253,539           11,969,921
                                                                                      ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases                                  (14,712,463)         (74,495,244)
Acquisition of properties subject to financing leases                                   (1,153,037)                   -
Collection (advances) on short-term loans to affiliates, net                               696,268           (1,452,511)
Proceeds from the transfer of properties to
  joint venture                                                                          3,385,972                    -
Investment in joint venture                                                             (7,113,000)                   -
Proceeds from the disposition of properties                                              9,062,193            1,475,935
Advances (collection) on loans to affiliates, collateralized by
   mortgage loans, net                                                                    (683,229)           7,043,045
Collection of principal on other loans                                                      11,309              716,494
Investments in affiliated partnerships                                                           -           (4,395,000)
Distributions from joint venture                                                            63,828                    -
Lease security deposits                                                                     86,500               52,514
                                                                                      ------------          -----------

   Net cash used in investing activities                                               (10,355,659)         (71,054,767)
                                                                                      ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                                         (10,791,702)          (8,985,161)
Notes payable borrowings                                                                11,000,000          109,984,988
Debt issuance costs                                                                              -           (1,438,954)
Repayments of notes payable                                                             (4,012,289)         (42,746,189)
                                                                                      ------------          -----------

   Net cash (used in) provided by financing activities                                  (3,803,991)          56,814,684
                                                                                      ------------          -----------

NET CASH FLOWS                                                                          (2,906,111)          (2,270,162)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           4,488,565            3,528,129
                                                                                      ------------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  1,582,454          $ 1,257,967
                                                                                      ============          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                             $  7,022,623          $ 2,683,944
                                                                                      ============          ===========

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

         UNAUDITED INTERIM FINANCIAL INFORMATION: The consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 1999 and 1998 have not been audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the United States Securities and Exchange Commission on March 30, 1999.

         NEW PRONOUNCEMENTS: In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management has not yet determined the impact, if any, that the adoption of the statement will have on the Company's earnings or statement of financial position.

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

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company's investment in real estate includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases as of September 30, 1999 is comprised of the following:

                   Land                                                 $   85,007,096
                   Buildings and improvements                              135,061,836
                   Construction draws on properties                          8,101,241
                                                                       ---------------
                                                                           228,170,173
                   Less accumulated depreciation                            (7,015,103)
                                                                       ---------------

                   Total                                                $  221,155,070
                                                                       ===============

         The Company periodically invests in properties under construction. All construction draws are subject to the terms of standard lease agreements with the Company which fully obligate the tenant to the long-term lease for all amounts advanced under construction draws. At September 30, 1999 the Company had approximately $3.9 million of unfunded commitments on properties under construction.

3.       FINANCING LEASES:

         Properties subject to financing leases is comprised of four properties whereby the company owns only the building and the land is subject to a ground lease between the tenant and an unrelated third party. The net investment in financing leases as of September 30, 1999 is comprised of the following:

         Minimum lease payments to be received                          $  10,270,037
         Estimated residual value                                                   -
                                                                       --------------
                Gross investment in financing leases                       10,270,037
         Unearned income                                                   (5,900,382)
                                                                       --------------
                Net investment in financing leases                     $    4,369,655
                                                                       ==============

4.       JOINT VENTURE:

         During 1999 the Company has invested in a 22.6% membership interest in FC Venture I, LLC ("FC Venture"). The investment is accounted for under the equity method. Summarized financial information of the Company's joint venture investment for the nine months ended September 30, 1999 is set forth below:

         Investment in properties subject to leases                    $   30,617,059
         Total assets                                                      30,983,182
         Members equity                                                    30,665,267
         Revenues                                                             746,888
         Net income                                                           423,166


     5.  NOTES PAYABLE:

         The Company's credit facility, as amended (the "Credit Facility"), provides up to $125 million for the acquisition of properties and working capital. The Credit Facility has a three year term and is subject to certain borrowing base restrictions. The Company had approximately $121 million of aggregate outstanding borrowings under the Credit Facility at September 30, 1999.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    6.   EARNINGS PER SHARE:

         Stock options currently outstanding under the Company's Long-Term Incentive Plan were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Common Stock during the three and nine months ended September 30, 1999.

     7.  RELATED PARTY TRANSACTIONS:

         The Company is party to an Advisory Agreement with Captec Net Lease Realty Advisors, Inc. ("Captec Advisors") an affiliate, whereby the Company pays to Captec Advisors a management fee. In December 1998 the Advisory Agreement was amended to reduce the management fee to Captec Advisors by the amount of acquisition and other fees paid directly to Captec Advisors as a result of acquisitions made by affiliates of the Company (which acquisition fees were previously paid to the Company). During the nine months ended September 30, 1999 the Company incurred approximately $957,000 in management fees prior to reductions. Captec Advisors earned approximately $980,000 of fees resulting in an equal reduction in the management fee paid by the Company to Captec Advisors.

     8.  SUBSEQUENT EVENTS:

         In October 1999, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of Common Stock, which was paid on October 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW

         The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's triple-net leases (the "Leases") typically provide for minimum rent plus specified fixed periodic rent. Other revenues are derived primarily from interest income on loans to affiliates and fee income earned from affiliated ventures.

         As of September 30, 1999, the Company owned 167 properties, located in 30 states, subject to long-term net Leases with 63 different lessees (the "Lessees") under major restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Best Buy, Athlete's Foot, Blockbuster Video, and Office Depot.


         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999. During the three months ended September 30, 1999 (the "Quarter") total revenue was $7.4 million which remained consistent with the three months ended September 30, 1998 (the "1998 Quarter"). Rental revenue from operating leases for the Quarter decreased 3% to 6.2 million as compared to $6.3 million for the 1998 Quarter primarily due to rental revenues related to vacant properties (principally from properties formerly leased to Boston Chicken, Inc.), partially offset by the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Earned income from financing leases for the Quarter increased to $161,000 as compared to $0 for the 1998 Quarter as a result of the addition of four financing leases that began lease payments on January 1, 1999. Interest income on loans to affiliates decreased 37% to $320,000 for the Quarter as compared to $512,000 for the 1998 Quarter as a result of principal payments received on loans to affiliates in preceding periods. Other income increased 27% to $724,000 for the Quarter as compared to $571,000 for the 1998 Quarter primarily due to fees earned for the acquisition, development and management of properties on behalf of it's affiliated ventures.

         Interest expense for the Quarter increased 13% to $2.4 million as compared to $2.1 million for the 1998 Quarter. The increase was principally due to the increased borrowings under the Credit Facility used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, decreased 31% to $474,000 for the Quarter as compared to $686,000 for the 1998 Quarter primarily due to offsetting reductions in management fees to affiliates due to acquisitions and other fees earned by Captec Advisors (see Note 7 of the Financial Statements). Depreciation and amortization increased 3% to $851,000 for the Quarter as compared to $825,000 for the 1998 Quarter, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in preceding periods. Provision for unbilled rent decreased 100% with no provision for the Quarter as compared to $865,000 for the 1998 Quarter due to a one-time non-cash charge related to unbilled rents on properties leased to Boston Chicken, Inc. and its subsidiaries and affiliates recorded in the 1998 Quarter.

         The Company invested in a 22.6% membership interest in FC Venture I, LLC ("FC Venture") and recorded $96,000 representing its proportionate share of FC Venture's income during the Quarter (see Note 4 of the Financial Statements for summarized financial information of FC Venture).

         The Company sold three properties for $6.1 million during the Quarter for a gain of $128,000.

         As result of the foregoing, the Company's net income increased 91% to $3.9 million for the Quarter as compared to $2.1 million for the 1998 Quarter.

         NINE MONTHS ENDED SEPTEMBER 30, 1999. During the nine months ended September 30, 1999 total revenue increased 10% to $21.5 million as compared to $19.4 million for the nine months ended September 30, 1998. Rental revenue from operating leases for the nine months ended 1999 increased 11% to 18.3 million as compared to $16.6 million for the nine months ended 1998 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceding periods, offset by the elimination of rental revenues related to vacant properties (principally from properties formerly leased to Boston Chicken, Inc.). Earned income from financing leases for the nine months ended September 30, 1999 increased to $477,000 as compared to $48,000 for the nine months ended September 30, 1998 as a result of the addition of four financing leases during the nine months ended September 30, 1999. Interest income on loans to affiliates decreased 34% to $951,000 for 1999 as compared to $1.4 million for 1998 as a result of principal payments received on loans to affiliates in preceding periods. Other income increased 25% to $1.7 million for the nine months ended September 30, 1999 as compared to $1.4 million for the nine months ended September 30, 1998 primarily due to fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures.

         Interest expense for the nine months ended September 30, 1999 increased 52% to $6.8 million as compared to $4.5 million for the nine months ended September 30, 1998. The increase was principally due to the increased borrowings under the Credit Facility used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, decreased 45% to $1.1 million for the nine months ended September 30, 1999 as compared to $2.0 million for the nine months ended September 30, 1998 primarily due to offsetting reductions in management fees to affiliates due to acquisitions and other fees earned by Captec Advisors (see Note 7 of the Financial Statements). Depreciation and amortization increased 17% to $2.5 million for the nine months ended September 30, 1999 as compared to $2.2 million for the nine months ended September 30, 1998, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods. Provision for unbilled rent decreased 100% with no provision for the nine months ended September 30, 1999 as compared to $865,000 for the nine months ended September 30, 1998 due to a one-time non-cash charge related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates recorded in the 1998 Quarter.

         The Company invested in a 22.6% membership interest in FC Venture I, LLC, a joint venture, ("FC Venture") and recorded $96,000 representing its portion of FC Venture's equity earnings for the nine months ended September 30, 1999 (see Note 4 of the Financial Statements for summarized financial information of FC Venture).

         The Company sold six properties for $9.0 million during the nine months ended September 30, 1999 for a gain of $66,000.

         As result of the foregoing, the Company's net income before accounting change increased 27% to $11.1 million for the nine months ended September 30, 1999 as compared to $8.7 million for the nine months ended September 30, 1998.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company recorded a $336,875 non-cash charge for the balance of unamortized organization costs which resulted in net income for the nine months ended September 30, 1999 of $10.8 million.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. The Company anticipates that cash flows from operating activities will continue to provide adequate funds for interest expense, operating expenses and dividend payments in accordance with REIT requirements. Property acquisition and development has been typically funded out of proceeds from borrowings available under the Credit Facility. The Company expects to obtain the necessary capital to achieve continued growth (principally property development and acquisition) through cash on hand, borrowings available under the Credit Facility, as well as select property dispositions and other debt and equity alternatives, including joint venture capital.

         The Leases generally provide for specified periodic rent increases including fixed increase amounts and, in limited circumstances indexation to CPI and/or percentage rent. In addition, most of the Company's Leases require the Lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its properties other than potential costs of re-leasing vacant properties.

         At September 30, 1999 the Company had cash and cash equivalents of $1.6 million. For the nine months ended September 30, 1999 the Company generated cash from operations of $11.3 million as compared to $12.0 million for the same period in 1998. Cash generated from operations provides funds for interest expense, operating expenses and distributions to stockholders in the form of quarterly dividends. Any excess cash from operations may also be used for investment in properties.

         CREDIT FACILITY. In February 1998, the Company entered into the Credit Facility, which is used to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under a prior credit facility. On December 1, 1998 the Credit Facility was amended to provide up to $125.0 million of debt which is secured by the Company's properties. At September 30, 1999 the Company had $121.0 million of aggregate outstanding borrowings under the Credit Facility.

         The Credit Facility has a three year term and the revolving credit borrowings are subject to borrowing base restrictions. The Credit Facility is subject to covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75%, set quarterly depending on the Company's leverage ratio or, at the Company's option, the lender's base rate. In connection with the Credit Facility the Company incurred issuance costs of $1.7 million and is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

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

         JOINT VENTURE. In April 1999, the Company, through a wholly-owned subsidiary, formed FC Venture with an affiliate of Fidelity Management Trust Company ("Fidelity"). FC Venture was formed to acquire and develop net-leased restaurant and retail properties similar to those which the Company acquires and develops. FC Venture's objective is to leverage its capital through borrowing to acquire and develop up to $100 million in properties. At September 30, 1999 the Company had contributed $7.1 million in equity capital and the FC Venture has invested $30.6 million in properties subject to leases. During the nine months ended September 30, 1999 the Company received $63,828 in cash distributions from FC Venture.

         PROPERTY ACQUISITIONS AND COMMITMENTS. During the nine months ended September 30, 1999 the Company invested $15.9 million to acquire and develop properties and transferred to FC Venture as part of the initial capital contribution two properties with aggregate costs of $3.4 million. As of September 30, 1999, the Company had entered into commitments to acquire or develop 87 properties totaling $203.2 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to those properties. In addition, in the ordinary course of business the Company negotiates regarding the acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire or develop some of these prospective properties in the future. The Company expects to finance its acquisition and development commitments through cash on hand, borrowings under the Credit Facility as well as select property dispositions and other debt and equity alternatives, including joint venture capital.

         Property acquisition commitments are expected to generate the primary demand for additional capital in the future.

         DIVIDENDS. The Company intends to pay a regular quarterly dividend on its common stock of $.38 per share (annually $1.52 per share). Dividends of $3,613,081 were paid on October 15, 1999 with respect to the dividend declared by the Board of Directors on October 1, 1999 for the second quarter of 1999. The Company expects to pay future dividends from cash available for distributions. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

         YEAR 2000

         The Year 2000 issue is a result of the way computer programs manipulate date information based on a two-digit year ("99" instead of "1999"). The issue is that the "00" year designation can potentially cause miscalculations or failures within the computer system if "00" is interpreted as the year 1900 instead of the year 2000. These failures could potentially lead to temporary disruption of operations and the inability to conduct normal business activities.

         The Company predominantly uses standard application software supported by third party vendors. Information has been obtained from key third-party financial software vendors that comprise the core business applications indicating the core software systems are currently Year 2000 compliant.

         The Company has collected Year 2000 readiness information from its key business suppliers such as financial institutions, and currently no issues have been identified. The Company continues to monitor the readiness of each business partner based on the relative importance of the business relationship.

         The Company's major software applications are currently Year 2000 compliant, and the core computing infrastructure including personal computers and network server hardware and software are all compliant.

         The Company does not anticipate that the total cost of Year 2000 compliance will have a material adverse effect on the Company's business or results of operations. The Company has incurred minimal costs to date related to Year 2000 compliance.

         The failure to identify and correct material Year 2000 problems adequately could result in an interruption to or failure of certain normal business activities or operations. These interruptions or failures could adversely affect the Company's financial condition; however, the extent of the impact cannot presently be determined. The Company is dependent upon the Year 2000 readiness information provided by its vendors and external business partners, and their ability to achieve Year 2000 compliance with their computer systems.


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


                           PART II - OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS.   None.

         ITEM 2. CHANGES IN SECURITIES.

         On September 17, 1999, the Company's Board of Directors adopted a Stockholder Rights Agreement (the "Rights Agreement"). The following description of the Rights (as defined herein) does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, including the exhibits thereto, which are incorporated herein by reference and included in a Form 8-A Registration Statement filed by the Company with the United States and Exchange Commission on October 21, 1999. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock") to stockholders of record as of the close of business on October 11, 1999 (the "Record Date") and for each share of Common Stock issued between the Record Date and the Distribution Date (as defined herein). Each Right entitles the registered holder thereof to purchase from the Company a unit (a "Preferred Unit") consisting of one one-thousandth of a share of Class A Series 1999-A Cumulative Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a cash exercise price of $45.00 per Preferred Unit (the "Exercise Price"), subject to adjustment.

         Initially, the Rights are not exercisable and are attached to and trade with the Common Stock outstanding as of, and all Common Stock issued after, the Record Date. The Rights will separate from the Common Stock, separate certificates will be distributed to holders of the Common Stock and the Rights will become exercisable upon the earlier of (i) the close of business on the 10th calendar day following the first public announcement (the date of that announcement, the "Stock Acquisition Date") that a person or a group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Stock (an "Acquiring Person"), or (ii) the close of business on the 10th business day following the commencement of a tender offer or exchange offer that would result, upon its consummation, in a person or group becoming the beneficial owner of 15% or more of the outstanding Common Stock (the earlier of (i) and (ii), the "Distribution Date"). The Rights Agreement exempts from the definition of Acquiring Person any person who the Board of Directors determines acquired in excess of 15% of the Common Stock inadvertently, if that person promptly divests enough Common Stock to reduce the number of shares beneficially owned by that person to below the 15% threshold. The Rights Agreement provides that, FREAM No. 17 LLC, a ,member of FC Venture, will not become an Acquiring Person solely as a result of an acquisition of shares acquired under its agreements entered into with the Company in March 1999, in connection with the formation of FC Venture.

         Until the Distribution Date (or the earlier redemption, exchange or expiration of the Rights): (i) the Rights will be evidenced by the Common Stock certificates and will be transferred only with the Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will include a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificate for Common Stock also will constitute the transfer of the Rights associated with the Common Stock represented by that certificate.

         The Rights are not exercisable until the Distribution Date and will expire at the close of business on September 17, 2009, unless previously redeemed or exchanged by the Company as described below.

         Upon a Stock Acquisition Date, provision will be made so that each holder of a Right (other than an Acquiring Person or associates or affiliates thereof, whose Rights will become null and void) thereafter has the right to receive upon exercise that number of Preferred Units having a market value of two times the exercise price of the Right (that right being referred to as the "Subscription Right"), any time following the Stock Acquisition Date: (i) the Company consolidates with, or merges with and into, any Acquiring Person or any associate or affiliate thereof, and the Company is not the continuing or surviving corporation, (ii) any Acquiring Person or any associate or affiliate thereof consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of that merger and, in connection with that merger, all or part of the Common Stock is changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of the Company's assets or earning power is sold or otherwise transferred, each holder of a Right will thereafter have the right to receive, upon exercise, capital stock of the acquiring company having a market value equal to two times the exercise price of the Right (that right being referred to as the "Merger Right"). Each holder of a Right will continue to have the Merger Right whether or not that holder has exercised the Subscription Right, but Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

         At any time after a Stock Acquisition Date, the Board of Directors may, at its option, exchange Common Stock or Preferred Units for all or any part of the then outstanding and exercisable Rights (which excludes Rights held by an Acquiring Person) at an exchange ratio of one share of Common Stock or one Preferred Unit per Right. The Board of Directors generally will not be empowered to effect any such exchange at any time after any person becomes the beneficial owner of 50% or more of the Common Stock.

         The Exercise Price payable, and the number of Preferred Units or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a share dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to in (i) and (ii)).

         The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, Common Stock or other consideration considered appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the close of business on the calendar day after the Stock Acquisition Date, and (ii) the expiration date of the Rights Agreement. Immediately upon any action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.

         The Rights Agreement may be amended by the Board of Directors in its sole discretion until the earlier of the Distribution Date and the date on which the Rights become nonredeemable, as described above. After the earlier of those two dates, the Board of Directors may, subject to certain limitations set forth in the Rights Agreement, amend the Rights Agreement only to cure any ambiguity, defect or inconsistency, to shorten or lengthen any time period, or to make changes that do not adversely affect the interests of Rights holders (excluding the interests of an Acquiring Person or associates or affiliates thereof).

         Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income if the Rights become exercisable for Preferred Units, other securities of the Company or other consideration, or for capital stock of an acquiring company.

         The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a transaction not approved by the Board of Directors of the Company. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company, since the Rights Agreement may be amended prior to the Distribution Date, as described above, and the Rights may be redeemed until the calendar day after a Share Acquisition Date, as described above.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.


         ITEM 5. OTHER INFORMATION.   None.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                 Exhibits
                 --------
                 Exhibit  27                           Financial Data Schedule.

                 No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                           FORWARD LOOKING STATEMENTS

         This Form 10-Q contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CAPTEC NET LEASE REALTY, INC.

November 15, 1999              By:      /s/ Patrick L. Beach
                                        --------------------------------
                                        Patrick L. Beach
                                        Chief Executive Officer and President

November 15, 1999              By:      /s/ W. Ross Martin
                                        --------------------------------
                                        W. Ross Martin
                                        Chief Financial Officer and
                                        Executive Vice President


                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule
