Form 10-K
period 1999-12-31
CAPTEC NET LEASE REALTY INC
filed 2000-03-30
CIK 1045281

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999                   COMMISSION FILE NUMBER
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

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

               $71,330,391 based on the average bid price of the
                         Common Stock on March 1, 2000

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 1, 2000: 9,508,108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     BACKGROUND. Captec Net Lease Realty, Inc., which operates as a real estate investment trust ("REIT"), acquires, develops and owns high-quality freestanding properties leased principally on a long-term triple-net basis to national and regional chain and franchised restaurants and national retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expenses of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's leases typically provide for minimum rent plus specified fixed periodic rent increases. Other revenues are derived primarily from interest income on loans to affiliates and fee income earned from affiliated ventures.

     The Company completed a public offering of 8,000,000 shares of its common stock in November 1997. The Company was incorporated in Delaware in August 1997. In September 1997, Captec Net Lease Realty, Inc., a Michigan corporation ("Net Lease Michigan"), and Captec Net Lease Realty Advisors, Inc., a Michigan corporation ("Advisors Michigan"), were merged into the Company. Net Lease Michigan and Advisors Michigan each were incorporated in Michigan, in October 1994 and commenced operations in February 1995. Prior to being merged into the Company, Net Lease Michigan was engaged in substantially the same business as the Company and Advisors Michigan was engaged in the business of providing management, investment and financial advisory services to Net Lease Michigan.

     On December 20, 1999 the Company executed an Omnibus Agreement and Plan of Merger by and among the Company, Captec Acquisition, Inc., a wholly-owned subsidiary of the Company, Captec Financial Group, Inc., and Captec Advisors. The merger agreement provides for the merger of Captec Acquisition with and into Financial Group and of Captec Advisors with and into the Company. Upon consummation of the merger, Financial Group will be a wholly-owned subsidiary of the Company and the separate corporate existence of Captec Advisors will terminate. Financial Group and Captec Advisors are affiliates of the Company and the Board of Directors established a special committee of its board of directors consisting entirely of all independent, disinterested directors to consider and negotiate the merger.

     The merger agreement contains numerous customary and transaction specific representations, warranties, covenants and conditions to closing. Although the Delaware General Corporation Law does not require that the merger be approved by stockholders of the Company, because the merger is among affiliates and members of the Company's management and board of directors have interests which are in addition to, or differ from, those of the Company, the merger agreement provides that the merger is subject to the affirmative vote of a majority of the shares of the common stock, excluding shares of the common stock owned by officers, directors or affiliates of the Company who or that are also officers, directors or affiliates of Financial Group or Captec Advisors.

     PROPERTIES. As of December 31, 1999, the Company had a portfolio of 162 properties located in 28 states, with a cost basis of $229.5 million. The properties are leased to 51 operators of 33 distinct national and regional restaurant concepts and 12 operators of 14 national and regional retail concepts. The restaurant and retail markets represented approximately 73% and 27%, respectively, of the annualized total revenue from the properties as of December 31, 1999.

     As of December 31, 1999, leases to a single lessee, S&A Properties, Inc., the franchisor of the Bennigan's concept, represent 11.5% of annualized total revenue, and the next highest single lessee represents 3.6% of annualized total revenue. Any default under these leases or a material adverse change in the popularity of Bennigan's restaurants could have a material adverse effect on the financial condition of the Company.

     In addition to the properties, as of December 31, 1999 the Company had entered into commitments to acquire 89 properties for an aggregate cost of $208.4 million. The Company generally acquires properties from operators or developers in locations which have exhibited growth in retail sales and population. Upon acquiring a property, the Company normally enters into a long-term triple-net lease typically for a 15- to 20-year term, plus one or more five-year renewal options, with the lessee which will operate the property. Under the terms of a typical triple-net lease, the lessee is responsible for all operating costs and expenses of the property, including costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The leases generally provide for minimum rent plus specified fixed periodic rent increases. The Company believes that the structure of its leases provides steady, periodically escalating long-term cash flow while reducing operating expenses and capital costs, and that its underwriting standards reduce the risk of lessee default or non-renewal.

     THE ADVISOR. The Company has retained Captec Advisors, an affiliate, which, together with Captec Financial Group, Inc., an affiliate (Captec Advisors and Captec Financial are collectively referred to herein as the "Advisor"), manages the operations of the Company and provides it with investment and financial advisory services pertaining primarily to the acquisition, development and leasing of properties and administrative support. Captec Financial is a specialty commercial finance company which together with its affiliates provide a diverse line of financing products to the franchise and chain restaurant, and retail petroleum and convenience store markets including equipment leases, mortgage and acquisition loans, construction and development financing and private equity financing. Since 1981 Captec Financial and its affiliates have developed substantial expertise in all aspects of the franchise, chain restaurant and specialty retail finance business, including property acquisition, loan and lease origination, underwriting and monitoring of business concepts, obligor credit and real estate quality, portfolio management, accounting and other administrative functions. As of December 31, 1999, Captec Financial serviced 1,845 loans and leases representing $1.3 million of book value, including the leased properties owned by the Company, and had 92 employees, including a senior management team with substantial direct industry experience.

     Subject to the direction of the Board of Directors, Advisor's responsibilities include:

     - selecting restaurant and specialty retail properties for acquisition, formulating, evaluating the terms of each proposed acquisition, and arranging for the acquisition of properties by the Company;

     - identifying potential leases for the restaurant properties and formulating, evaluating and negotiating the terms of the leases;

     - negotiating the terms of any borrowings;

     - performing credit analyses of prospective lessees;

     - conducting legal and business due diligence and overseeing the preparation of all legal documentation for the development and leasing of all properties; and

     - identifying properties for sale consistent with the Company's investment objectives and prevailing economic conditions.

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

     Captec Advisors renders advisory, management and other services to the Company pursuant to an advisory agreement. Under the terms of the advisory agreement, the Company pays to Captec Advisors a management fee of the lesser of
(i) 0.6% of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company's portfolio, or (ii) 5.0% of the Company's revenues. The Company also pays Captec Advisors an incentive fee equal to 15.0% of the amount by which any increase in annual Funds From Operations ("FFO") per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of Common Stock outstanding. The Company also reimburses Captec Advisors in an amount equal to all costs incurred in the acquisition of properties pursuant to an acquisition fee which, together with the incentive fee cannot exceed 3.0% of the acquisition cost of properties identified by the Advisor and acquired during the term of the advisory agreement. Effective January 1, 1998, the advisory agreement was amended to reduce the management fee to Captec Advisors by the amount of acquisition fees paid directly to Captec Advisors as a result of acquisitions made by Family Realty, Inc. or by Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV, both of which the Company is the general partner. The advisory agreement expires on December 31, 2000, subject to successive, automatic one-year renewals unless terminated by either party at the conclusion of the then-applicable term, upon 90 days prior written notice.

     INVESTMENT IN AFFILIATES

     Investments in Partnerships. In August 1998 the Company purchased from affiliates 100% of the general partnership interests in Captec Franchise Capital Partners L.P. III, and Captec Franchise Capital Partners L.P. IV (collectively the "Partnerships"), which are engaged in substantially the same business as the Company. Pursuant to the terms outlined in the amended and restated agreement of limited partnership of each Partnership, the Company receives an acquisition fee equal to 5.0% of the aggregate purchase price of properties and an asset management fee equal to 1.0% of gross rental revenues from the Partnerships' properties and equipment. In connection with the amendment of the advisory agreement, the limited partnership agreements for the Partnerships were amended retroactive to January 1, 1998. The effect of the amended agreements is to provide an acquisition fee of 2.0% of the aggregate purchase price of properties to the Company from the Partnerships and an acquisition fee of 3.0% of the aggregate purchase price of properties to Captec Advisors from the Partnerships, for which the Company receives an equal reduction in management fee expense to the Captec Advisors. Cash flows of the Partnerships are allocated 99.0% to the limited partners and 1.0% to the Company as the general partner. Net sale or refinancing proceeds of the Partnership are allocated 90.0% to the limited partners and 10.0% to the Company as the general partner. The Company will receive liquidation fees limited to the lesser of 3.0% of the gross sales price or 50.0% of the customary real estate commissions in the event of a real estate liquidation by either Partnership. The cash flow, liquidation fees, and net sale proceeds to the Company are subordinated to a 10.5% and 11.0% preferred return for Captec Franchise Capital Partners L.P. IV and Captec Franchise Capital Partners L.P. III, respectively, plus return of the original capital contributions to the limited partners.

     Investments in Family Realty. Family Realty, Inc. was formed in 1998 to invest in net-leased entertainment-based retail properties, principally state of the art stadium style seating movie theaters. These type of entertainment-based properties are being developed to increase the destination appeal of retail centers and expand consumer traffic by merging entertainment, restaurant and retail concepts into a single location. As part of the operations of Family Realty, the freestanding restaurant and retail properties that are often part of these developments could be separately acquired by the Company on favorable terms. The Company owns a 60.0% non-voting ownership in Family Realty and receives a quarterly asset management fee based on a percentage of Family Realty's portfolio. Family Realty is obligated to pay acquisition fees of 4.0% to CNLR Development Inc. ("Development"), a subsidiary of the Company. Captec Advisors earns an advisory fee from Development up to 50.0% of the acquisition fees earned by Development from Family Realty, which, pursuant to the advisory agreement, provides for an equal reduction in management fee expense to the Company. Family Realty II, Inc. was formed in November 1999 to conduct the same business as Family Realty in a second venture.

     Investment in Joint Venture. During the twelve months ended December 31, 1999, the Company, through a wholly-owned subsidiary, formed a joint venture, FC Venture I, LLC with an affiliate of Fidelity Management Trust Company, one of the largest investment managers in the United States, on behalf of its institutional clients. The joint venture was formed to develop and acquire net-leased restaurant and retail properties similar to those which the Company develops and acquires. At December 31, 1999 the affiliate of Fidelity and the Company have provided $24.4 million and $7.1 million, respectively, of equity capital for the joint venture. The Company is the joint venture's administrative agent authorized to act on behalf of the joint venture. The joint venture's objective is to leverage its capital through borrowing to acquire up to $100 million in properties. As properties are acquired, the Company will receive management fees and participate in any distributions from the joint venture as provided in the operating agreement. The Company will utilize any proceeds from the joint venture as working capital, including for the acquisition of properties for its portfolio. The affiliate of Fidelity has been granted an option to convert either 25% or 75% of its joint venture interest into the Company's common stock during the period March 31, 2001 through March 31, 2003. Under the 75.0% option the affiliate of Fidelity is entitled to convert 75.0% of the value of its membership interests into the Company's common stock at the factor equal to 90% of the greater of $18.00 per share or the market price of the Company's common stock on the date notice of conversion is given. Under the 25.0% option the affiliate of Fidelity is entitled to convert 25.0% of the value of its membership interest into the Company's common stock at the greater of the market price of the Company's common stock on March 31, 1999, which was $13.00 per share, or the date notice of conversion is given. The Company believes an additional benefit of the joint venture will be the expansion of the Company's preferred developer network and business opportunities which will result from its exposure to significant new business development partners.

     OPERATIONS

     Acquisitions from Operators. The Company purchases properties from, and enters into leases with, creditworthy multi-unit operators of national and regional chain and franchised restaurants and national and regional specialty retailers. Lessees that are deemed creditworthy are those lessees that are most capable of meeting the obligations of a lease over the term of the lease as a result of a comprehensive credit review process which include an evaluation of corporate financial statements and federal income tax returns, unit level operating data and projections and demographic and site information. The Company targets only lessees which it believes have the competitive position and financial strength to meet lease obligations. By acting in tandem with Captec Financial as a value-added provider of capital to restaurant operators, the Company seeks to purchase properties at below "retail" market value and thus realizes above market returns.

     Acquisitions from Developers. The Company has developed alliances with select retail developers to acquire properties in the retail industry. By developing these alliances, the Company establishes mutually beneficial, rather than competitive, relationships with developers, intended to increase the Company's supply of retail acquisition opportunities and provide the Company with below market purchase prices and above market lease yields.

     Underwriting Restaurant Chains and Retailers. The Company leases its properties to franchisees and operators of select major national and regional restaurants and retailers because the Company believes these widely recognized and centrally supported chains possess significant advantages over their independent competitors. These competitive advantages, which include the use of nationally recognized trademarks and logos and substantial management, training, advertising, market and product support from franchisors and national or regional chain management, strengthen the business and financial position of the Company's lessees.

     A concept is a proprietary theme under which a retailer or franchise conducts business such as Blockbuster Video or Taco Bell. The Company employs thorough underwriting procedures to select the franchise and chain business concepts towards which it directs its acquisition activities. This analysis includes:

     - a review of publicly available information concerning franchisors or chain operators;

     - credit analysis of the franchisor's or operator's financial statements;

     - assessment of business strategies, operating history and key personnel;

     - operational and financial evaluation of unit level performance;

     - comparison of franchise fee and expense structure to industry averages;

     - analysis of concept penetration and trade name recognition;

     - assessment of non-quantitative factors contributing to concept success;
       and

     - for franchisors, surveys of representative franchisees to develop data on average sales, profitability and satisfaction with franchisor support.

     The Company's concept underwriting procedures also result in the establishment of credit standards for concept lessees. Once selected, the Company conducts ongoing review of the performance of the business concept through monitoring of financial information and news releases. Each business concept is formally reevaluated annually.

     Underwriting Lessee Credit. The lessees are predominantly experienced, multi-unit operators of fast-food, family-style and casual dining restaurants and national retailers. The Company subjects each proposed lessee to a thorough underwriting process to identify the most creditworthy lessees and minimize the Company's risk from defaults and business failures. Lessees that are deemed creditworthy are those lessees that are most capable of meeting the obligations of its lease over the term. The Company targets only lessees with the competitive position and financial strength to meet lease obligations. The Company's lessees, as franchisees or operators of major national and regional franchised and chain outlets, also undergo rigorous scrutiny and training by national and regional franchisor and chain management and often must make substantial capital investments prior to conducting business. This provides additional assurance as to the creditworthiness of the lessees and further reduces the Company's risk.

     Underwriting Site Selection. Prior to acquiring a property, the Company conducts a site review. The Company typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist, and assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. The Company also (i) obtains an independent appraisal of the property; (ii) evaluates both the current and potential alternative use of the property; and (iii) obtains an independent environmental site assessment or environmental liability insurance.

     In addition, many of the chain operators and franchisors have sophisticated full-time staffs engaged in site selection, evaluation and pre-approval of all new sites. The operators of national and regional franchised and chain restaurants that become the Company's lessees generally are required to submit their proposed locations to a rigorous site evaluation and approval process by franchisors or national chain management, which generally includes assessments of many of the factors considered by the Company in performing its analysis. These studies often are made available to, and utilized by, the Company in analyzing a potential acquisition. The retailers which become the Company's lessees also generally have full-time staffs engaged in site selection and evaluation and typically develop new retail sites in conjunction with selected developers which assist in site evaluation and selection. The retailers operating on the Company's properties also submit their proposed locations to a rigorous site evaluation and approval process similar to that for restaurants. These processes provide additional support and confirmation for the Company's site selection process.

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

     COMPETITION. The restaurant and retail finance industry is intensely competitive and fragmented. The Company believes that competition for the acquisition of restaurant properties is fragmented among large public corporations, private companies and individuals. The Company competes with other restaurant and retail finance companies, some of which are REITs, commercial banks, other financial institutions and certain franchisors that offer financing services directly to their franchisees. Based upon the knowledge of this industry and assessment of other REITs, the Company considers Franchise Finance Corporation of America, Realty Income Corporation and Commercial Net Lease Realty, Inc. to be its primary competitors among REITs.

The Company believes that it has several key competitive advantages that enable it to compete favorably for property acquisitions, including the Company's ability to "bank" the chain restaurant industry in tandem with Captec Financial. The Company and its affiliates meet most of the chain restaurant operator's financing needs on a "one-stop shopping" basis. To execute this strategy, the Company and Captec Financial have strategically developed diversified financing products and a relationship-based marketing strategy founded upon the value of building long-term relationships with customers. The Company and Captec Financial offer to customers net lease financing, mortgage and acquisition loans, construction loans, equipment leases and loans and private equity financing, with all net lease acquisition opportunities directed to the Company or its affiliates. In addition, the Company has established alliances with select retail developers which allows the Company to compete favorably for development contracts directly with certain retailers, providing retailers with the combination of a nationwide network of select developers and a complete financing commitment.

     ENVIRONMENTAL MATTERS. Independent environmental consultants have conducted or updated environmental site assessments and other environmental investigations as appropriate or the Company has obtained environmental liability insurance at the properties. Where possible, the Company has entered into indemnification agreements with lessees and/or prior owners at certain of the properties where potential environmental issues have been raised, but have been remediated or otherwise resolved. The Company currently is not directing or paying the costs of any remediation or monitoring work at any property. The environmental site assessments of the properties have not revealed any environmental liability that the Company believes could have a material adverse effect on the Company's financial condition, nor is the Company aware of any material environmental liability. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with ownership of any of the properties. As part of its underwriting procedures, the Company will obtain environmental site assessments or environmental liability insurance for all future properties, including the properties subject to acquisition by the Company. The Company believes that the extent and geographic diversity of its portfolio minimizes the likelihood of the Company being exposed to a material environmental liability.

     EMPLOYEES. Reference is made to Item 10. "Directors and Executive Officers of the Registrant" for a listing of the Company's Executive Officers, who are the Company's only employees.

     FINANCIAL INFORMATION. See the Company's financial statements included in this Form 10-K for a statement of the Company's revenues, profits and total assets. All of the Company's revenues from external customers for the fiscal year ended December 31, 1999 may be attributed to, and all of its long-term assets are located in, the United States.

ITEM 2. PROPERTIES

     EXISTING PROPERTIES. As of December 31, 1999 the Company's portfolio consisted of 162 properties located in 28 states, which were leased to 63 operators of 33 distinct restaurant concepts and 14 retail concepts. The properties ranged from one year to 79 years and averaged 5.5 years of age and were subject to leases with remaining terms, excluding renewals, ranging from
4.6 to 21.8 years and averaging approximately 14.4 years. Investments in individual properties ranged from $304,000 to $6.8 million and the total investment in the properties, excluding accumulated depreciation, was $229.5 million. The size of facilities located on the properties ranged from 2,200 to 78,400 square feet and the properties aggregated approximately 1,018,997 square feet. The properties include four properties which presently are under construction, for which the Company had invested $10.7 million and had remaining commitments totaling $3.7 million. Most of the

Company's properties are pledged as collateral for the Company's $125.0 million credit facility. The following table sets forth certain information concerning the properties as of December 31, 1999.

                                 FACILITY          NO. OF       NO. OF              LOCATION            ACQUISITION
          CONCEPT                  TYPE          PROPERTIES   LESSEES(1)            (STATE)                 COST
          -------                --------        ----------   ----------            --------            -----------
PROPERTIES SUBJECT TO OPERATING LEASES:
Bennigan's.................     Restaurant           10            1        CO,CT,FL,IL,MI,NC,OK,TX     $ 18,022,089
Red Robin..................     Restaurant            4            3                CO,OH,WA              10,701,648
Steak & Ale................     Restaurant            8            1             FL,IN,OK,TX,VA           11,593,288
Boston Market..............     Restaurant           10            4             IL,MI,NC,OH,PA           11,760,135
Arby's.....................     Restaurant           12            6        CO,GA,IN,MI,NM,OH,OR,PA        9,826,642
Applebee's.................     Restaurant            5            3              KY,MO,OH,WA              8,801,628
Black Angus................     Restaurant            4            1                   MN                  9,689,373
Denny's....................     Restaurant            8            2              AZ,LA,NC,TX              7,820,088
Golden Corral..............     Restaurant            4            4                FL,NE,TX               7,442,156
Blockbuster Video..........       Retail              8            1             AL,GA,KY,SC,TX            7,675,074
BMW........................       Retail              1            1                   GA                  7,115,013
Sportmart..................       Retail              1            1                   IL                  6,104,161
Carino's...................     Restaurant            3            1                   TX                  5,478,135
Carrows....................     Restaurant            4            1                   CA                  4,855,722
Keg Steakhouse.............     Restaurant            4            1                 OR,WA                 4,820,938
Claim Jumper...............     Restaurant            2            1                 AZ,CA                 4,908,616
Stop & Go..................     Restaurant            5            1                   TX                  4,320,018
Mountain Jack's............     Restaurant            3            1                 MI,OH                 4,314,971
Circle K...................       Retail              3            1                 CA,GA                 4,073,445
Jack In The Box............     Restaurant            4            1                AZ,CA,TX               4,551,532
Edward Bros. / Best Buy....       Retail              1            1                   CA                  3,627,692
Kona Steakhouse............     Restaurant            2            1                   TX                  3,932,821
Video Update...............       Retail              3            1                AZ,MN,NM               3,582,900
Pizza Hut..................     Restaurant            8            4           AL,CT,FL,GA,NJ,NY           3,745,674
Champps....................     Restaurant            1            1                   GA                  3,804,820
Texas Roadhouse............     Restaurant            2            1                   CO                  3,030,989
Babies R Us................       Retail              1            1                   MO                  3,157,534
Hollywood Video............       Retail              3            1                CO,GA,OH               3,182,779
Nissan.....................       Retail              1            1                   GA                  3,250,023
Stanford's.................     Restaurant            1            1                   CO                  2,427,861
Office Depot...............       Retail              1            1                   GA                  2,822,117
Burger King................     Restaurant            2            2                 VA,WV                 2,095,925
Jared Jewelers.............       Retail              1            1                   VA                  2,013,333
Schlotzski's Deli..........     Restaurant            3            1                   AZ                  2,645,054
Rite Aid...................       Retail              1            1                   CA                  2,117,455
Athlete's Foot.............       Retail              1            1                   GA                  1,691,680
Taco Bell..................     Restaurant            1            1                   MN                  1,725,250
KFC........................     Restaurant            2            2                 PA,WA                 2,149,203
Damon's....................     Restaurant            1            1                   AZ                  1,429,445
Blockbuster Music..........       Retail              1            1                   AL                  1,526,653
Roadhouse Grill............     Restaurant            1            1                   NY                  1,048,395
Perkins....................     Restaurant            1            1                   FL                  1,016,704
Popeye's...................     Restaurant            1            1                   GA                    877,941
Skipper's Fish & Chips.....     Restaurant            1            1                   WA                    989,848
Whataburger................     Restaurant            1            1                   NM                    948,068
Hooters....................     Restaurant            1            1                   FL                  1,048,870
Wendy's....................     Restaurant            1            1                   PA                    750,701
Vacant.....................  Restaurant/Retail       11            0       IL,IN,MI,OR,PA,GA,TX,MO,WA     10,695,971
                                                    ---           --                                    ------------
                                                    158           68                                     225,210,376
                                                    ---           --                                    ------------
PROPERTIES SUBJECT TO FINANCING LEASES:
Jared Jewelers.............       Retail              4            1                AZ,FL,TX               4,317,451
                                                    ---           --                                    ------------
 Total Revenue from
   Properties..............                         162           69                                    $229,527,827
                                                    ===           ==                                    ============
 Annualized Total
   Revenue.................

                                ANNUALIZED       % OF TOTAL
                                REVENUE AT         ANNUAL
          CONCEPT            DECEMBER 31, 1999    REVENUE
          -------            -----------------   ----------
PROPERTIES SUBJECT TO OPERA
Bennigan's.................     $ 2,126,152          7.0%
Red Robin..................       1,569,133          5.2
Steak & Ale................       1,367,722          4.5
Boston Market..............       1,268,336          4.2
Arby's.....................       1,143,560          3.8
Applebee's.................       1,128,576          3.7
Black Angus................       1,005,108          3.3
Denny's....................         887,689          2.9
Golden Corral..............         836,347          2.8
Blockbuster Video..........         834,379          2.7
BMW........................         709,200          2.3
Sportmart..................         654,450          2.2
Carino's...................         630,160          2.1
Carrows....................         603,927          2.0
Keg Steakhouse.............         581,673          1.9
Claim Jumper...............         571,260          1.9
Stop & Go..................         532,126          1.8
Mountain Jack's............         506,393          1.7
Circle K...................         494,449          1.6
Jack In The Box............         489,963          1.6
Edward Bros. / Best Buy....         476,679          1.6
Kona Steakhouse............         473,269          1.6
Video Update...............         442,657          1.5
Pizza Hut..................         379,868          1.3
Champps....................         378,635          1.2
Texas Roadhouse............         376,008          1.2
Babies R Us................         335,347          1.1
Hollywood Video............         327,086          1.1
Nissan.....................         323,952          1.1
Stanford's.................         316,995          1.0
Office Depot...............         305,732          1.0
Burger King................         262,700          0.9
Jared Jewelers.............         261,516          0.9
Schlotzski's Deli..........         258,968          0.9
Rite Aid...................         245,923          0.8
Athlete's Foot.............         196,588          0.6
Taco Bell..................         193,417          0.6
KFC........................         187,410          0.6
Damon's....................         161,483          0.5
Blockbuster Music..........         155,402          0.5
Roadhouse Grill............         149,970          0.5
Perkins....................         110,999          0.4
Popeye's...................         101,538          0.3
Skipper's Fish & Chips.....          77,342          0.3
Whataburger................          71,262          0.2
Hooters....................          71,050          0.2
Wendy's....................          55,567           --
Vacant.....................              --           --
                                -----------        -----
                                 24,637,965         80.9%
                                -----------        -----
PROPERTIES SUBJECT TO FINAN
Jared Jewelers.............         547,437          1.8%
                                -----------        -----
 Total Revenue from
   Properties..............     $25,185,403         82.7%
                                ===========        =====
 Annualized Total
   Revenue.................     $30,377,827        100.0%
                                ===========        =====

                                                                       % OF TOTAL                     ANNUALIZED REVENUE
                                NO. OF       NO. OF        NO. OF      ACQUISITION    ACQUISITION     FROM PROPERTIES AT
          SEGMENT              CONCEPTS    PROPERTIES    LESSEES(1)       COST            COST        DECEMBER 31, 1999
          -------              --------    ----------    ----------    -----------    -----------     ------------------
Restaurant.................       33          124            51            73.0%      $167,620,014       $18,342,481
Retail.....................       14           38            12            27.0         61,907,813         6,842,922
                                  --          ---            --          ------       ------------       -----------
                                  47          162            63           100.0%      $229,527,827       $25,185,403
                                  ==          ===            ==          ======       ============       ===========

                             % OF ANNUALIZED
                                 REVENUE
          SEGMENT            FROM PROPERTIES
          -------            ---------------
Restaurant.................        72.8%
Retail.....................        27.2
                                  -----
                                  100.0%
                                  =====

-------------------------
(1) Certain Lessees lease properties under more than one concept, and therefore the number of Lessees totaled by concept exceeds the number of actual Lessees (63).

     DESCRIPTION OF PROPERTIES. The properties typically are freestanding, surrounded by paved parking areas, and are convertible to various uses with certain modifications. Lot sizes generally range from 20,000 to 80,000 square feet for restaurant properties and up to 150,000 square feet for retail properties, depending upon building size and local demographics. Properties purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs vary but generally range from $130,000 to $3.0 million, depending upon various factors including the size of the parcel, competition for sites and local commercial real property values generally.

     The style and appearance of the buildings typically are dictated by the franchisors and chain owners of the businesses which are operated from the properties. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile and typically range from 2,000 to 11,000 square feet for restaurant properties and up to 40,000 square feet for retail properties. Building and site preparation costs, which generally range from $300,000 to $4.0 million for each property, vary depending upon the size of the building and the site and area in which the property is located. Generally, the properties acquired by the Company are improved with buildings although in some instances the Company may acquire only land, even if improved, or only improvements. The Company believes the size of its typical retail property is especially well-suited to meet changes occurring in the retail industry. In order to meet changing consumer preferences, and as a result of the relatively high cost of mall space, the Company believes that retailers increasingly prefer smaller, freestanding facilities which are more accessible and facilitate the customized presentation of the retail concept. The Company believes that it will benefit from these trends because its properties meet these retailer preferences.

     DESCRIPTION OF THE LEASES. The Company typically acquires only properties which are subject to long-term, typically 15-20 years with one or more five-year renewal options, triple-net leases with creditworthy multi-unit franchisees and operators of national and regional restaurants and national retailers.

     During the term of a lease, the lessee pays the Company rent on a monthly basis. Leases generally provide for automatic, fixed increases in the rent at predetermined intervals during the lease term. As of December 31, 1999, the net weighted average capitalization rate, which is annual minimum rent divided by the total property investment, including acquisition cost, for the properties was 10.2% and the weighted average annualized rate of automatic fixed increases in the minimum annual rent was 1.86%. In accordance with generally accepted accounting principles ("GAAP"), the Company recognizes the total rental, as stipulated by the lease, including automatic fixed increases, as income on a straight-line basis over the term of the lease. As of December 31, 1999, the net weighted average straight-line capitalization rate, which is annual straight-line rental revenue divided by the total property investment, including capitalized acquisition cost, was 11.51% for the properties. Under the terms of the leases, the lessees are typically responsible for all operating costs and expenses of repairs, maintenance, real property taxes, assessments, utilities and insurance. In limited circumstances, the Company's retail leases are on a "double-net" basis pursuant to which the Company, rather than the lessee, is responsible for maintenance of the exterior walls and/or roof of the property. Therefore, the Company generally is not required to make significant capital expenditures with respect to its portfolio. The Company had no capital expenditures for the years ended December 31, 1999 and 1998 and capital expenditures totaled approximately $5,000 for the year ended December 31, 1997.

     The following table sets forth as of December 31, 1999, scheduled lease expirations for the properties. Only 14.0% of the Company's leases are scheduled to expire during the next 10 years (assuming no renewals).

                                                             NUMBER OF                    PERCENTAGE
YEAR OF                                                       LEASES      ANNUALIZED     OF ANNUALIZED
EXPIRATION(1)                                                EXPIRING     REVENUE(2)      REVENUE(1)
-------------                                                ---------    ----------     -------------
2004.....................................................         1       $   654,450          2.6%
2005.....................................................         1            84,439          0.3%
2006.....................................................         3           341,843          1.4%
2007.....................................................         7           705,812          2.8%
2009.....................................................        18         1,731,681          6.9%
2010 and thereafter......................................       121        21,667,178         86.0%
                                                                ---       -----------        -----
TOTAL....................................................       151       $25,185,403        100.0%
                                                                ===       ===========        =====

-------------------------
(1) Assumes no early termination due to exercise of purchase options, defaults or otherwise.

(2) Based upon monthly revenue as of December 31, 1999, as annualized and without giving effect to any future rent increases or percentage rent.

     OCCUPANCY AND LEASE PERFORMANCE. As of December 31, 1999, 151 of the 162 properties were subject to leases that were performing. The 11 vacant properties, comprised of 6 properties formerly leased to Boston Chicken, Inc. and its franchisees, three other properties and two modular buildings, represent 4.7% of the total investment in the properties. The Company is actively remarketing vacant properties. The Company periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. In 1999, the Company reserved for an impairment loss of approximately $497,000 for a vacant property held for sale. Management believes that estimated future cash flows, undiscounted and without interest charges, from the other vacant properties will be in excess of the carrying amount of these properties.

     In October 1998, Boston Chicken and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's Boston Chicken leases were rejected and classified as vacant as of December 31, 1998. During the year ended December 31, 1999 the Company has re-leased six and sold two properties formerly leased to Boston Chicken. As of December 31, 1999, 10 of the Company's properties were leased to Boston Chicken or its affiliates.

     PROPERTY AND LEASE CONCENTRATIONS. The properties are leased to operators of 47 distinct restaurant and retail concepts or brands. As of December 31, 1999, leases to the franchisor of Bennigan's restaurants represent 7.0% of annualized total revenue from the properties, and the next highest "concept concentration" was 5.2%.

     The properties are leased to 63 different lessees. As of December 31, 1999, leases to S&A Properties, Inc., which operates Bennigan's and Steak & Ale restaurants and is also the franchisor of these concepts, represent 11.5% of annualized total revenue from the properties, and the next highest single lessee represents 3.6% of annualized total revenue from the properties. No single property contributed more than 3.0% of annualized total revenue from the properties. As of December 31, 1999, of the properties, 124 are restaurant properties leased to 51 different lessees representing 73.0% of the Company's investment in properties and 38 are retail properties leased to 12 different lessees representing 27.0% of the Company's investment in properties.

     The Company invests in restaurant and retail properties throughout the United States. The properties generally are well diversified geographically across 28 states with a maximum "geographic concentration" in Texas equal to 10.8% of the annualized total revenue. No other geographic concentrations exceed 10.0%.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently involved in any material legal proceedings, nor, to its knowledge, are any material claims threatened against the Company or its properties other than claims arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is listed for quotation on the Nasdaq National Market System under the symbol "CRRR." The following table sets forth the high and low sales prices per share as quoted on the Nasdaq National Market System and dividends declared by the Company related to the following quarters of the fiscal years indicated:

                                                                SALES PRICES
                                                              -----------------   DIVIDENDS
FISCAL 1999                                                    HIGH       LOW     DECLARED
-----------                                                    ----       ---     ---------
Fourth Quarter..............................................  $11.00    $ 6.25     $ .38
Third Quarter...............................................   13.563    10.063      .38
Second Quarter..............................................   13.813    11.875      .38
First Quarter...............................................   13.500    12.250      .38
                                                                                   ------
                                                                                   $1.52
                                                                                   ======
FISCAL 1998
-----------
Fourth Quarter..............................................  $15.125   $11.125    $ .375
Third Quarter...............................................   15.875    12.00       .375
Second Quarter..............................................   17.125    14.625      .375
First Quarter...............................................   17.875    17.00       .375
                                                                                   ------
                                                                                   $1.50
                                                                                   ======

     As of March 1, 2000 there were 76 record holders of the Common Stock.

     On January 19, 2000, the Company paid a dividend of $0.38 per share to stockholders of record on January 12, 2000. While the Company intends to continue paying dividends, dividend payment determinations, subject to the Company's obligations in order to maintain its status as a REIT, will be made by the Company's Board of Directors based on an analysis of the Company's earnings, the competitive climate in which the Company operates and other relevant considerations. In addition, if the merger with Financial Group and Captec Advisors described in Item 1 -- Business is approved, the Company no longer will be required to distribute 95.0% of its REIT net income to stockholders and any future dividends will be at the sole discretion of the board of directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected historical operating and financial data for the Company as of December 31, 1999, 1998, 1997, 1996 and 1995 and for each of the years then ended and have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Financial Statements and notes thereto included elsewhere in this Form 10-K.

                                                                   THREE
                                                                   MONTHS       NINE MONTHS
                                   YEAR ENDED     YEAR ENDED       ENDED           ENDED        YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                      1999           1998           1997           1997            1996           1995
                                  ------------   ------------   ------------   -------------   ------------   ------------
                                                                                PREDECESSOR    PREDECESSOR    PREDECESSOR
                                                                               -------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Rental income.................   $   24,559     $   22,451     $    3,591      $  7,974        $  4,907       $    614
  Interest and other income.....        4,428          3,235            468         1,363           2,011          1,255
                                   ----------     ----------     ----------      --------        --------       --------
Total revenue...................       28,987         25,686          4,059         9,337           6,918          1,869
                                   ----------     ----------     ----------      --------        --------       --------
EXPENSES:
  Interest......................        9,272          6,800          1,476         4,419           1,977            112
  General and administrative....        1,567          1,616            262         1,812           1,218            329
  Provision for unbilled rent...           --            865
  Depreciation and
    amortization................        3,485          3,069            530         1,076             649             88
                                   ----------     ----------     ----------      --------        --------       --------
Total expenses..................       14,324         12,350          2,268         7,307           3,844            529
                                   ----------     ----------     ----------      --------        --------       --------
Income before gain on sale of
  properties and income tax.....       14,663         13,336          1,791         2,030           3,074          1,340
Equity income of joint
  venture.......................          257             --
Gain (loss) on sale of
  properties....................         (850)        (1,838)           207           (59)             --             --
                                   ----------     ----------     ----------      --------        --------       --------
Income before income tax........       14,070         11,498          1,998         1,971           3,074          1,340
Provision for income tax........           --             --             --           167              95            457
                                   ----------     ----------     ----------      --------        --------       --------
Net income before accounting
  change........................       14,070         11,498          1,998         1,804           2,979            883
Cumulative effect of accounting
  change........................         (337)            --             --            --              --             --
Redeemable Preferred Stock
  dividend requirements.........           --             --          1,012         5,625           7,496          3,619
                                   ----------     ----------     ----------      --------        --------       --------
Income/(loss) attributable to
  Common Stock..................   $   13,733     $   11,498     $      986      $ (3,821)       $ (4,517)      $ (2,736)
                                   ==========     ==========     ==========      ========        ========       ========
Income/(loss) per share of
  Common Stock..................   $     1.44     $     1.21     $     0.20      $  (3.90)       $  (4.61)      $  (2.79)
                                   ==========     ==========     ==========      ========        ========       ========
Weighted Average number of
  shares of Common Stock
  outstanding...................    9,508,108      9,508,108      4,966,139       980,330         980,330        980,330
                                   ==========     ==========     ==========      ========        ========       ========
OTHER DATA:
  Cash flows from operating
    activities..................   $   16,688     $   14,885     $    2,148      $  2,777        $  3,994       $    869
  Cash flows from investing
    activities..................   $   (8,672)    $  (70,980)    $  (44,353)     $(33,789)       $(53,274)      $(39,526)
  Cash flows from financing
    activities..................   $  (11,468)    $   57,055     $   44,980      $ 27,903        $ 51,173       $ 40,626
  Total properties (at end of
    period).....................          162            163            112            83              63             18

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                              1999       1998       1997      1996      1995
                                              ----       ----       ----      ----      ----
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...............  $  1,306   $  4,489   $  3,528   $ 3,862   $ 1,969
  Properties subject to leases, net.......   222,023    224,478    152,766    71,137    15,554
  Total investments.......................   244,951    238,195    166,953    85,735    37,302
  Total assets............................   255,522    252,010    181,702    98,614    42,292
  Notes payable...........................   116,922    113,985     42,746    48,160     1,588
  Total liabilities.......................   120,586    116,403     46,896    49,214     2,121
  Redeemable Preferred Stock..............        --         --         --    49,399    40,000
  Total stockholders' equity..............   134,936    135,607    134,806         1       171

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the historical financial statements of the Company and notes thereto appearing elsewhere in this Form 10-K.

     The Company, which has operated as a REIT since November 1997, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and national retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's leases typically provide for minimum rent plus specified fixed periodic rent increases. Other revenues are derived primarily from fee income earned from the affiliated ventures and interest income on loans to affiliates.

     The Company recognizes rental revenue on a straight-line basis over the term of each lease. Substantially all of the leases are treated as operating leases for purposes of GAAP and the related properties are recorded at cost less accumulated depreciation. All costs associated with the acquisition and development of a property, including fees paid to Captec Advisors, have been capitalized at the time of acquisition. Buildings acquired or developed are amortized on a straight-line basis over forty years. The substantial change in revenue and expense from year to year is the result primarily of the acquisition and development of properties and the commencement of leases during the year of acquisition and the recognition of a full year's operation in the year subsequent to acquisition.

     As of December 31, 1999, the Company owned 162 properties, located in 28 states, subject to long-term net leases with 63 different lessees. The lessees predominantly are franchisees or operators of national restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Best Buy, Athlete's Foot, Blockbuster Video, and Office Depot.

RESULTS OF OPERATIONS

     1999 to 1998. Total revenue increased 12.9% to $29.0 million for the year ended December 31, 1999 as compared to $25.7 million for the year ended December 31, 1998. Rental revenue from operating leases increased 9.4% to $24.6 million for 1999 as compared to $22.5 million for 1998. The increase is primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceding periods, offset by the elimination of rental revenues of approximately $1.1 million, related to vacant properties, principally from properties formerly leased to Boston Chicken and its affiliates. Earned income from financing leases increased to approximately $650,000 in 1999 as compared to approximately $48,000 for 1998 as a result of the addition of four financing leases during the year ended December 31, 1999. Interest income on loans to affiliates decreased 28.8% to $1.3 million for 1999 as compared to $1.8 million for 1998 as a result of $9.1 million of principal payments received. Other income increased 79.0% to $2.5 million for 1999 as compared to $1.4 million for 1998 primarily due to fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures.

     Total expenses increased 16.0% to $14.3 million for the year ended December 31, 1999 as compared to $12.4 million for the year ended December 31, 1998. Interest expense increased 36.4% to $9.3 million in 1999 as compared to $6.8 million for 1998. The increase was principally due to an increase in the average balance outstanding on the Company's credit facility which is used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, remained the same at $1.6 million. Depreciation and amortization increased 13.6% to $3.5 million for 1999 as compared to $3.1 million for 1998. The increase is due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods and the amortization of the goodwill of approximately $107,000 in connection with the Company's investment in Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV. Provision for unbilled rent decreased 100% to zero provision for 1999 as compared to approximately $865,000 for 1998 due to a one-time non-cash charge related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates recorded in 1998.

     During 1999 the Company invested approximately $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture, and recorded approximately $257,000 as its portion of FC Venture's equity earnings for the year ended December 31, 1999.

     During 1999 the Company sold twelve properties for $17.6 million and reserved approximately $497,000 for a loss expected on the disposition of one vacant property. As a result of these transactions, the Company collected total proceeds of $17.6 million and reflected a net loss on sale of properties totaling approximately $850,000.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company recorded a $336,875 non-cash charge for the balance of unamortized organization costs in the first quarter of 1999.

     As result of the foregoing, the Company's net income after accounting change increased 19.4% to $13.7 million for 1999 as compared to $11.5 million for 1998.

RESULTS OF OPERATIONS

     1998 to 1997. Total revenue increased 91.7% to $25.7 million for the year ended December 31, 1998 as compared to $13.4 million for the year ended December 31, 1997. Rental revenue increased 94.1% to $22.5 million for 1998 as compared to $11.6 million for 1997. The increase in rental revenue resulted principally from the acquisition of 54 net leased properties, offset by the sale of three net leased properties, and the benefit of a full period of rental revenue from the 55 properties acquired and leased in the preceding year. Earned income from financing leases decreased 70% to approximately $48,000 for 1998 as compared to approximately $162,000 for 1997 due to the write-off of a financing lease in 1998. Interest income on loans to affiliates increased 12.6% to $1.8 million in 1998 as compared to $1.6 million in 1997 due to an increase in the interest rate. Other income increased to $1.4 million in 1998 as compared to approximately $82,000 in 1997 due to fee income earned from Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV.

     Interest expense increased by 15.4% to $6.8 million for 1998 as compared to $5.9 million for 1997. The increase was primarily due to higher debt balances in 1998 over comparable periods in 1997. Additional debt of $71.2 million was used to fund the acquisition of properties during 1998, offset by the $80.6 million of debt repaid from proceeds of the public offering in the prior period. General and administrative expenses, including management fees to affiliates, decreased 22.1% to $1.6 million for 1998 as compared to $2.1 million for 1997, primarily due to reduced management fee expenses derived from the new advisory agreement entered into in conjunction with the Company's initial public offering. Depreciation and amortization increased 91.1% to $3.1 million for 1998 as compared to $1.7 million for 1997, primarily due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year.

     In October 1998, Boston Chicken and the majority of its operating subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's 27 Boston Chicken leases were rejected. During 1998, the Company recorded a one-time non-cash charge of approximately $865,000 related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates. Monthly revenue related to the 14 rejected leases was approximately $135,000.

     During 1998, the Company sold three real estate properties, disposed of one direct financing lease, sold a 50% interest in a property under construction to Family Realty, Inc., and reserved approximately $455,000 for losses expected on the disposition of two vacant modular buildings. As a result of these transactions, the Company collected total gross proceeds of $4.8 million and reflected a net loss on the sale of properties totaling $1.8 million.

     Since the Company did not operate as a REIT prior to 1997, a provision for income tax has been recorded in prior years. The provision for income tax does not bear the usual relationship to pretax income as a result of the treatment of dividends paid on the redeemable preferred stock as deductible interest expense for tax purposes. If deduction as interest is challenged by the IRS, the Company could be assessed and ultimately required to pay income taxes. The provision for income tax was $167,000 for 1997 due to an allowance recorded to reflect the Company's estimate of the minimum settlement of this matter, should a claim be asserted by the IRS.

     As a result of the foregoing, the Company's net income before income tax increased 189.7% to $11.5 million for 1998 as compared to $4.0 million for 1997, and net income increased 202.4% to $11.5 million for 1998 as compared to $3.8 million for 1997. Income attributable to Common Stock was $11.5 million compared to a loss of $2.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions typically have been funded out of proceeds from equity offerings and borrowings. The Company expects to meet its long-term liquidity requirements, which are principally property development and acquisition and scheduled debt maturities, through a variety of future sources of capital, including long-term collateralized and uncollateralized indebtedness, "off-balance sheet" financing through the formation of joint ventures, and the issuance of additional equity or debt securities.

     The Company's leases generally provide for specified periodic rent increases. In addition, most of the Company's leases require the lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its properties other than potential costs of re-leasing vacant Boston Chicken properties which it anticipates not exceeding $300,000.

     At December 31, 1999, the Company had cash and cash equivalents of $1.0 million. For the year ended December 31, 1999, the Company generated cash from operations of $16.7 million as compared to $14.9 million in 1998. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the year ended December 31, 1999 the Company used $8.7 million in investing activities as compared to $71.0 million in 1998. The Company used $11.5 million in financing activities during the year ended December 31, 1999 as compared to generating $57.1 million in 1998.

     At December 31, 1999, the Company's debt-to-total assets was 45.8% as compared to 45.2% at December 31, 1998.

     On November 19, 1997, the Company completed the public offering of common stock at a price of $18.00 per share. Net proceeds from the public offering totaled $132.1 million, after underwriting commissions and public offering expenses. The Company used the net proceeds of the public offering to repay $80.6 million of its existing notes payable, to redeem $40.5 million of the redeemable preferred stock and to pay $10.9 million of accrued dividends thereon. The remaining $9.5 million of redeemable preferred stock was exchanged for 527,778 shares of the common stock. As a result, the Company's preferred stock dividend requirement has been eliminated.

     JOINT VENTURE. In April 1999, the Company, through a wholly-owned subsidiary, formed FC Venture I, LLC with an affiliate of Fidelity Management Trust Company. FC Venture was formed to acquire and develop net-leased restaurant and retail properties similar to those which the Company acquires and develops. FC Venture's objective is to leverage its capital through borrowing to acquire and develop up to $100.0 million in properties. At December 31, 1999 the Company had contributed $7.1 million in equity capital and FC Venture has invested $33.4 million in properties subject to leases. During 1999 the Company received $63,828 in cash distributions from FC Venture.

     CREDIT FACILITY. In February 1998, the Company entered into a syndicated credit facility with First Union National Bank, as agent, to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under a prior credit facility. On December 1, 1998 the Company amended the credit facility to provide up to $125.0 million of debt which is collateralized by the properties. At December 31, 1999, the Company had $115.3 million of aggregate outstanding borrowings under the credit facility.

     The credit facility has a three-year term and initially enabled the Company to borrow up to $175.0 million subject to certain borrowing base restrictions that are dependent on a cash basis lease revenue. The credit facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth of $125.0 million, a maximum leverage ratio of 60.0%, an interest coverage ratio greater than 2.25:1 and a fixed charge coverage ratio greater than 1.75:1. As of December 31, 1999 the Company is in compliance with all debt covenants.

     Due to the filing by Boston Chicken, Inc. for Chapter 11 bankruptcy protection in October 1998, the Company was in technical violation of a financial covenant and was precluded from additional borrowings under the credit facility. At that time the Company was in negotiation with the credit facility lender regarding an amendment to prevent the violation of this covenant in the event that Boston Chicken chose to file for bankruptcy protection. The credit facility lender agreed to forbear from taking any action against the Company pursuant to the credit facility. On December 1, 1998 the credit facility was amended as follows: the facility borrowing capacity was reduced from $175.0 million to $125.0 million, the maximum leverage ratio was increased from 50.0% to 60.0%, and annual interest rate spread over LIBOR was increased from a range of 1.25% to 1.50% to a range of 1.25% to 1.75%.

     In connection with the credit facility the Company incurred issuance cost of $1.7 million and is also required to pay a commitment fee ranging from 0.125% to 0.20% per annum on the unused amount of the commitment. Commitment fees and closing expenses paid in conjunction with the credit facility have been capitalized in other assets and are being amortized under the effective interest method and classified as additional interest expense over the term of the credit facility.

     The credit facility expires in February 2001 and may be renewed annually thereafter, one year in advance of maturity subject to the consent of the lender. Upon expiration, the entire outstanding balance of the credit facility will mature and become immediately due and payable. At that time, the Company expects to refinance such debt either through additional debt financings collateralized by individual properties or groups of properties, by uncollateralized private or public debt offerings or by additional equity offerings.

     PROPERTY ACQUISITIONS AND COMMITMENTS. During the year ended December 31, 1999, the Company developed and acquired properties for an aggregate acquisition cost of approximately $23.8 million. The gross weighted average capitalization rate (annual rental divided by the property purchase price) on aggregate 1999 property acquisitions was 10.44% on a cash basis (using annual minimum rents) and 11.35% on a straight-line basis (using estimated annual revenue under GAAP). The net weighted average capitalization rate (annual rental divided by the total property investment, including capitalized acquisition costs) on aggregate 1999 property acquisitions was 10.19% on a cash basis and 11.08% on a straight-line basis.

     As of December 31, 1999, the Company had entered into commitments to acquire 89 properties totaling approximately $208.4 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of sources of capital, including borrowings under the credit facility, other long-term collateralized and uncollateralized indebtedness, "off-balance sheet" financing through the formation of joint ventures and the issuance of additional equity or debt securities.

     Property acquisition and development commitments are expected to generate the primary demand for additional capital in the future.

     DIVIDENDS. During 1999, the Company paid dividends of $14.4 million. In January 2000, the Company declared a fourth quarter dividend on its Common Stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to shareholders of record on January 12, 2000 and was paid on January 19, 2000. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT to the extent such requirements remain applicable.

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

     The Company's credit facility bears interest at a variable rate which will be influenced by changes in short-term interest rates and will be sensitive to inflation. The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates.

YEAR 2000

     The Year 2000 issue is a result of the way computer programs historically manipulate data information based on a two-digit year ("99" instead of "1999"). The issue is that the "00" is misinterpreted as the year 1900 instead of the year 2000.

     As a result of the Company's Year 2000 efforts and the timely completion of all related projects, the Company did not experience any disruption in its business operations in January 2000. In addition, the Company was not adversely affected by any of its key business vendors, lessees or other partners not being Year 2000 ready.

     The Company will continue to monitor its own operations, and the operations of third parties that are critical to the Company's operations, for potential Year 2000-related problems. However, the Company does not anticipate that it will discover any future Year 2000 issues that will have a material impact on its business, results of operations, or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after January 1, 2001 for the Company. The statement requires that all derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management has not yet determined the impact the statement will have on its earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Market risk represents a risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk arises from interest rate risk inherent in its financial instruments. The Company is not subject to foreign currency exchange rate risk or commodity price risk.

     The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At December 31, 1999 approximately 100% of the Company's debt bears interest at variable rates of LIBOR rate plus 1.25% to 1.75%.

     The following table presents certain information on the Company's assets and liabilities which are sensitive to interest rate changes at December 31, 1999:

                                                                      MATURITY
                                                      -----------------------------------------
                                                        0 TO 3        1 TO 5
                                                        MONTHS         YEARS          TOTAL
                                                        ------        ------          -----
Assets:
  Cash and cash equivalents.........................  $1,035,607   $          --   $  1,035,607
  Properties subject to operating leases, net(1)....           -       3,365,182      3,365,182
                                                      ----------   -------------   ------------
     Total assets...................................  $1,035,607   $   3,365,182   $  4,400,789
                                                      ==========   =============   ============
Liabilities
  Notes payable.....................................  $       --   $ 115,305,195   $115,305,195
                                                      ==========   =============   ============
  Reprice difference................................  $1,035,607   $(111,940,013)
  Cumulative gap....................................  $1,035,607   $(110,904,406)

     (1) Represents leases that are under construction and sensitive to interest rate fluctuations.

     A 1% increase in the variable interest rate for the year ended December 31, 1999 would have resulted in additional interest expense of approximately $691,000.

     The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 1999 the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $31.5 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if the LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals were the Company's executive officers at the date of this report:

                                                                                       YEAR OF
NAME                                    AGE                  POSITION                  ELECTION
----                                    ---                  --------                  --------
Patrick L. Beach......................   43   President and Chief Executive Officer        1997
W. Ross Martin........................   39   Executive Vice President, Chief              1997
                                              Financial Officer and Treasurer
H. Reid Sherard.......................   52   Senior Vice President -- Sales and           1998
                                                Marketing
Ronald Max............................   42   Vice President and Chief Investment          1997
                                                Officer

     The following individuals were the Company's directors at the date of this report:

                                                                                   DIRECTOR   EXPIRATION
NAME                                AGE            PRINCIPAL OCCUPATION             SINCE      OF TERM
----                                ---            --------------------            --------   ----------
Patrick L. Beach..................  43    Chairman of the Board of Directors,        1997        2000
                                            President and Chief Executive
                                            Officer
W. Ross Martin....................  39    Executive Vice President, Chief            1997        2000
                                          Financial Officer and Treasurer
H. Reid Sherard...................  52    Senior Vice President -- Sales and         1997        2000
                                            Marketing
Richard J. Peters.................  51    President, Penske Corporation              1997        2000
Creed L. Ford, III................  47    Chief Executive Officer, Kona              1997        2000
                                          Restaurant Group
William H. Krul, II...............  50    President, Miller-Valentine                1997        2000
                                            Construction, Inc.
Lee C. Howley.....................  52    President, Howley & Company                1997        2000
Albert T. Adams...................  49    Partner, Baker & Hostetler LLP             1998        2000
William J. Chadwick...............  51    Managing Director, Chadwick, Saylor &      1998        2000
                                            Co., Inc.

     The following is a summary of the business experience during the past five years of each executive officer and director:

     Patrick L. Beach and W. Ross Martin are, and for more than five years have been, the President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Treasurer, respectively of the Company and its predecessor.

     Reid Sherard has served as Senior Vice President -- Sales and Marketing of the Company since May 1998. From August 1994 Mr. Sherard has served, and continues to serves as Senior Vice President -- Sales and Marketing of Captec Financial.

     Ronald Max has served as Vice President and Chief Investment Officer of the Company since November 1997. From September 1995 through November 1997, Mr. Max served as Regional Vice President of Captec Financial, and from August 1994 through September 1995, Mr. Max served as Director of Acquisitions of Brauvin Real Estate Funds.

     Richard J. Peters has been the President of Penske Corporation since January 2000 and the President of R.J. Peters and Company, LLC since July 1997. During 1999, Mr. Peters served as President and Chief Executive Officer of Illitch Ventures, Inc. Mr. Peters served as the Chief Executive Officer, President and

Director of Penske Motor Sports, Inc. from January 1995 to July 1997. Mr. Peters is also a director of Penske Corporation and United Auto Group.

     Creed L. Ford, III has served as Chief Executive Officer of Kona Restaurant Group since 1997. Prior to 1997 Mr. Ford served in numerous capacities with Brinker International, most recently as Chief Operating Officer and a Director.

     William H. Krul is, and for more than five years has been, the President of Miller-Valentine Construction, Inc., a commercial real estate construction and development company.

     Lee C. Howley is, and for more than five years has been, the President of Howley & Company, a real estate brokerage and development company. Mr. Howley is a director of Boykin Lodging Company and LESCO, Inc.

     Albert T. Adams is, and for more than five years has been, a Partner of Baker & Hostetler LLP. Mr. Adams is a director of American Industrial Property REIT, Associated Estates Realty Corporation, Boykin Lodging Company, Developers Diversified Realty Corporation and Dairy Mart Convenience Stores, Inc.

     William J. Chadwick is, and for more than five years has been, a Managing Director of Chadwick, Saylor & Co., Inc., a real estate bank.

ITEM 11. EXECUTIVE COMPENSATION

     The following information is provided for each of the Company's executive officers.

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                          -----------------------------------
                                           ANNUAL COMPENSATION(1)                       AWARDS
                                      ---------------------------------   -----------------------------------
                                                              OTHER       RESTRICTED                 ALL
                                                              ANNUAL        STOCK       STOCK       OTHER
         NAME AND            FISCAL    SALARY     BONUS    COMPENSATION    AWARD(S)    OPTIONS   COMPENSATION
    PRINCIPAL POSITION        YEAR      ($)        ($)        ($)(2)         ($)       (#)(3)        ($)
    ------------------       ------    ------     -----    ------------   ----------   -------   ------------
Patrick L. Beach...........   1999    $175,000   $43,750                                60,000
Chairman, President           1998    $150,000   $60,000
and Chief Executive Officer   1997    $ 11,538                                         400,000

W. Ross Martin.............   1999    $125,000   $31,250                                30,000
Executive Vice President      1998    $100,000   $40,000
and Chief Financial Officer   1997    $  7,692                                         200,000

H. Reid Sherard(4).........   1999    $     --        --          --          --        15,000         --
Senior Vice President         1998    $     --        --          --          --       100,000         --
Sales and Marketing

Ronald Max.................   1999    $125,000   $22,000     $14,166                    15,000
Vice President and Chief      1998    $100,000        --     $28,973
Investment Officer            1997    $  7,692        --          --          --        50,000       $300

-------------------------
(1) 1997 amounts reflect compensation paid by the Company from November 18, 1997 (the date of the initial public offering) through December 31, 1997. The Company did not pay any compensation prior to November 18, 1997.

(2) Total perquisites and other personal benefits for each of the executive officers do not exceed the threshold amounts specified in the regulations promulgated by the United States Securities and Exchange Commission.

(3) Granted pursuant to the Company's Long-Term Incentive Plan.

(4) Amounts relating to 1998 paid to Mr. Sherard reflect compensation paid by the Company from May 8, 1998 (the date upon which Mr. Sherard was employed by the Company) through December 31, 1998.

     Messrs. Beach and Martin each entered into employment agreements with the Company on October 15, 1997. Each agreement provides for an initial three-year term that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate the agreement at the end of the then applicable term by giving written notice of termination on or before November 30 of any year. Each agreement provides for the annual base salary, stock options, and bonus described under "Compensation Committee Report," and medical and dental benefits, vacation and sick leave, life insurance and certain additional compensation. Mr. Sherard and Mr. Max do not have employment agreements.

     On January 14, 1999, the Company granted ten-year options to purchase the Company's common stock at $12.97 per share as follows: Mr. Beach -- 60,000 shares; Mr. Martin -- 30,000 shares; Mr. Sherard -- 15,000 shares; and Mr.
Max -- 15,000 shares. Options granted to Mr. Beach, Mr. Martin Mr. Sherard, and Mr. Max vest ratably on January 14 of each 2000, 2001 and 2002.

DIRECTOR COMPENSATION

     Each independent director is compensated at the rate of $16,000 per year. Each director also receives $1,000 for attendance at each meeting of the Board of Directors and of any committee or $250 for participation in any meeting by telephone. Upon completion of the Company's initial public offering in November 1997, Messrs. Peters, Ford, Krul and Howley each received a 10-year option for 5,000 shares of common stock, exercisable at $18.00 per share. Options to purchase 2,500 shares of common stock vested in November 1998 and the remainder vested in November 1999. Upon election to the Board of Directors, Messrs. Adams and Chadwick each received a 10-year option for 5,000 shares of the common stock, exercisable at $18.00 per share. Options to purchase 2,500 shares of common stock vested in October 1999 and the remainder will vest in October 2000. On January 14, 1999, the Company granted ten-year options to purchase 5,000 shares of the Company's common stock at $12.97 to each of Mr. Adams, Mr. Chadwick, Mr. Ford, Mr. Howley, Mr. Krul and Mr. Peters. Options vest ratable on January 14 of each 2000 and 2001.

     Directors who are not employees of the Company are eligible to participate in the Company's Directors' Deferred Compensation Plan. The deferred plan, which is administered by officers appointed by the Board of Directors who are not eligible to participate in it, allows directors to defer receipt of the fees payable to them by the Company for their services as directors. The value of the amounts credited to a director in the deferred plan increases or decreases based on the market value of the common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                       NUMBER OF          VALUE OF
                                                                      UNEXERCISED        UNEXERCISED
                                                                      OPTIONS AT        IN-THE-MONEY
                                                                    FISCAL YEAR-END   OPTIONS AT FISCAL
                                             SHARES       VALUE           (#)           YEAR-END ($)
                                          ACQUIRED ON    REALIZED    EXERCISABLE/       EXERCISABLE/
                  NAME                    EXERCISE (#)     ($)       UNEXERCISABLE      UNEXERCISABLE
                  ----                    ------------   --------   ---------------   -----------------
Patrick L. Beach........................       --           --      266,667/193,333          --
W. Ross Martin..........................       --           --      133,333/96,667           --
H. Reid Sherard.........................       --           --       33,333/81,667           --
Ronald Max..............................       --           --       33,333/31,667           --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999 the Compensation Committee has consisted of Messrs. Howley, Krul and Chadwick. The Compensation Committee determines compensation for senior management, advises the Board of Directors on the adoption and administration of employee benefit and compensation plans and administers the Long-Term Incentive Plan. None of Messrs. Howley, Krul and Chadwick have been an officer or employee of the Company or have any financial relationship with the Company other than disclosed herein.

COMPENSATION COMMITTEE REPORT

     Introduction. The Compensation Committee is responsible for determining the compensation to be paid to the Company's executive officers. The Committee also is responsible for making major policy decisions with respect to health care and other benefit plans and administers the Long-Term Incentive Plan.

     The Compensation Committee seeks (i) to provide competitive compensation that enables the Company to attract and retain qualified executives and align their compensation with the Company's overall business strategies, and (ii) to provide each executive officer with substantial incentive to work for the success of the Company through stock options which provide for participation in the Company's growth and success. To achieve this goal, the Compensation Committee determines executive compensation with a focus on compensating executive officers based on their responsibilities and the Company's performance. The primary components of the Company's executive compensation program are (i) base salaries and certain other annual compensation, (ii) bonuses, and (iii) common stock options.

     Base Salaries and Other Annual Compensation. The base salaries and certain other compensation for the Company's executive officers in 1999 were determined based upon the experience of the executives in the industry, together with comparisons of compensation paid by companies of similar size in the real estate investment trust industry. This compensation was determined after consulting with the Company's financial advisors.

     Messrs. Beach and Martin each have executed October 15, 1997 employment agreements pursuant to which they receive base salaries of $175,000 and $125,000, respectively, health and life insurance and certain other benefits. The employment agreements also entitle Messrs. Beach and Martin to options to purchase 400,000 shares and 200,000 shares of the Common Stock respectively for a period of 10 years at a purchase price of $18.00 per share pursuant to the Long-Term Incentive Plan. The Compensation Committee believes that these annual compensation packages are commensurate with the experience and responsibility of Messrs. Beach and Martin. Mr. Max's base salary for the fiscal year ended December 31, 1999 was $125,000.

     Bonuses. The employment agreements each entitle Mr. Beach and Mr. Martin to an annual bonus on a sliding scale of 10.0% to 100.0% of annual base salary contingent, and based upon the percentage increase of FFO per share in any calendar year from the prior calendar year. Bonuses relating to 1999 were earned by Messrs. Beach and Martin in the amounts of $43,750 and $31,250, respectively.

     Stock Options. All of the Company's executive officers are eligible to receive options to purchase shares of common stock under the Long-Term Incentive Plan. The Company believes that stock options provide valuable motivation and long-term incentive to management. Stock option grants reinforce long-term goals by providing the proper nexus between the interests of management and the interests of the Company's stockholders. Pursuant to their employment agreements, Messrs. Beach and Martin have been granted options under the Long-Term Incentive Plan to purchase 400,000 and 200,000 shares of common stock, respectively, at $18.00 per share. Mr. Max has been granted a 10-year option to purchase 50,000 shares of Common Stock at $18.00 per share. Options to purchase 266,667, 133,333, and 33,333 shares of common stock by Messrs. Beach, Martin and Max, respectively, have vested. The remaining options granted to Messrs. Beach, Martin and Max will vest and become exercisable on November 12, 2000. The number of options granted initially to Messrs. Beach, Martin and Max was determined through consultation with the managing underwriters of the Company's initial public offering and based on the expected contribution of each of them to the Company. Mr. Sherard has been granted a 10-year option to purchase 100,000 shares of common stock at $18.00 per share. Options to purchase 33,333 shares of common stock by Mr. Sherard vested on May 8, 1999. The remaining options granted to Mr. Sherard vest and become exercisable in two equal annual installments on May 8, 2000 and 2001. On January 14, 1999, the Company granted ten-year options to purchase the Company's common stock at $12.97 per share as follows: Mr.
Beach -- 60,000 shares;

Mr. Martin -- 30,000 shares; Mr. Sherard -- 15,000 shares; Mr. Max -- 15,000 shares, which vest ratably on January 14 of each 2000, 2001 and 2002.

                                          William J. Chadwick
                                          Lee C. Howley
                                          William H. Krul, II

PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Common Stock with the cumulative total return of a hypothetical investment in each of the National Association of Real Estate Investment Trusts ("NAREIT") Equity Index and the S&P 500 Index based on the respective market price of each such investment from October 31, 1997 through December 31, 1999, assuming in each case an initial investment of $100 on October 31, 1997, and reinvestment of dividends.
[PERFORMANCE GRAPH]

                                                          CRRR                       S&P 500                  NAREIT EQUITY
                                                          ----                       -------                  -------------
10/31/97                                                 100.00                      100.00                      100.00
12/31/97                                                  95.49                      106.43                      104.57
3/31/98                                                   96.21                      121.27                      104.09
6/30/98                                                   87.64                      125.28                       99.31
9/30/98                                                   93.07                      112.82                       88.86
12/31/98                                                  76.53                      136.84                       86.27
3/31/99                                                   79.03                      143.65                       82.11
6/30/99                                                   84.91                      153.78                       90.39
9/30/99                                                   64.84                      144.17                       83.12
12/31/99                                                  50.14                      165.62                       82.29

                       10/31/97   12/31/97   3/31/98   6/30/98   9/30/98   12/31/98   3/31/99   6/30/99   9/30/99   12/31/99
                       --------   --------   -------   -------   -------   --------   -------   -------   -------   --------
CRRR                    100.00      95.49     96.21     87.64     93.07      76.53     79.03     84.91     64.84      50.14
S&P 500                 100.00     106.43    121.27    125.28    112.82     136.84    143.65    153.78    144.17     165.62
NAREIT Equity           100.00     104.57    104.09     99.31     88.86      86.27     82.11     90.39     83.12      82.29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of February 1, 2000, by: (a) the Company's directors; (b) each other person who is known by the Company to own beneficially more than 5.0% of the outstanding shares of the common stock; (c) each of the Company's executive officers; and (d) the Company's executive officers and directors as a group. Unless otherwise stated, the following beneficial owners have sole voting power and sole investment power of all shares of common stock set forth opposite their names.

     Unless otherwise stated, the following beneficial owners have sole voting power and sole investment power for all shares of the common stock set forth opposite their names.

                                                                     FEBRUARY 1, 2000
                                                              ------------------------------
                                                              SHARES BENEFICIALLY   PERCENT
BENEFICIAL OWNER                                                   OWNED(1)         OF CLASS
----------------                                              -------------------   --------
Patrick L. Beach(2).........................................         872,456           8.9%
W. Ross Martin(3)...........................................         385,295           4.0%
H. Reid Sherard(4)..........................................          71,639             *
Ronald Max(5)...............................................          38,334             *
Richard J. Peters(6)........................................          13,800             *
Creed L. Ford, III(6).......................................           8,500             *
William H. Krul, II(6)......................................           8,500             *
Lee C. Howley(6)............................................          20,500             *
Albert T. Adams(6)..........................................          10,000             *
William J. Chadwick(6)......................................          45,000             *
The Public Institution For Social Security..................         527,778           5.2%
Boston Partners Asset Management L.P.(7)....................         480,000           5.0%
Solomon Smith Barney Holdings, Inc.(8)......................         983,850           9.7%
Marsh & McLennan Companies, Inc.(9).........................         496,374           5.2%
All officers and directors as a group.......................       1,474,024          14.7%

-------------------------

 *  Less than 1.0%

(1) Excludes shares of the common stock subject to options not exercisable within 60 days.

(2) Includes options exercisable within 60 days to purchase 286,667 shares of the common stock and 99,273 shares of the common stock owned by Family Realty, Inc. ("Family Realty"). Mr. Beach owns all of the voting stock and an economic interest of one-half of one percent (0.5%) in Family Realty and disclaims beneficial ownership of those shares. Excludes 14,700 shares of the common stock owned by George Beach, Mr. Beach's father.

(3) Includes options exercisable within 60 days to purchase 143,334 shares of the common stock.

(4) Includes options exercisable within 60 days to purchase 38,333 shares of the common stock.

(5) Includes options exercisable within 60 days to purchase 38,334 shares of the common stock.

(6) Includes options exercisable within 60 days to purchase 7,500 shares of the common stock.

(7) According to a Schedule 13G, dated February 9, 1998, filed with the SEC by Boston Partners Asset Management, L.P. ("BPAM"), BPAM, an investment advisory firm, beneficially owns 480,000 shares of the common stock. BPAM disclosed in its Schedule 13G that (a) it has shared dispositive and voting power for all 480,000 shares of the common stock with Boston Partners, Inc., the sole general partner of BPAM and Desmond John Heathwood, the principal stockholder of Boston Partners; and (b) each of BPAM, Boston Partners and Mr. Heathwood may be deemed to own beneficially all 480,000 shares of the common stock. BPAM also disclosed in its Schedule 13G that it holds all 480,000 shares of the common stock under management for its clients, none of whom owns more than 5.0% of the common stock according to the Schedule 13G.

(8) According to a Schedule 13G/A dated May 10, 1999, filed with the SEC by Salomon Smith Barney Holdings, Inc., a holding company ("SSB Holdings"), its wholly-owned subsidiaries Salomon Brothers Holding Company, Inc. ("SBHC") and SSBC Fund Management, Inc., formerly Mutual Management Corp. ("SSBC"), Salomon Brothers Asset Management, Inc., a wholly-owned subsidiary of SBHC ("SBAM"), and Citigroup Inc., the sole stockholder of SSB Holdings ("Citigroup"), and a Schedule 13G/A dated September 9, 1999, filed with the SEC by Citigroup, these reporting companies in the aggregate beneficially own shares of the common stock as follows: (a) SSB Holdings -- 983,850 shares, shared voting and dispositive power -- 983,850 shares; (b)
    SBHC -- 503,850 shares, shared voting and dispositive power -- 503,850 shares; (c) SSBC -- 480,000 shares, shared voting and dispositive power -- 480,000 shares; (d) SBAM -- 480,000 shares, shared voting and dispositive power -- 480,000 shares; (e) Citigroup -- 300,650 shares, shared voting and dispositive power -- 300,650 shares.

(9) According to a Schedule 13G/A dated February 4, 1999, filed with the SEC by Marsh & McLennan Companies, Inc. a holding company, its wholly-owned subsidiary Putnam Investments, Inc. ("PII") and PII's wholly-owned subsidiaries The Putnam Advisory Company, Inc. ("PACI") and Putnam Investment Management, Inc. ("PIMI") and the Putnam Capital Appreciation Fund ("PCAF") in the aggregate beneficially own shares of the common stock as follows: (a) PII -- 496,374 shares, shared voting power -- 10,674 shares, shared dispositive power -- 496,374 shares); (b) PIMI -- 485,700 shares, shared dispositive power -- 485,700 shares; (c) PAC 10,674 shares, shared voting and dispositive power -- 10,674 shares; and (d) PCAF -- 485,700 shares, shared dispositive power -- 485,700 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Patrick L. Beach, W. Ross Martin, and H. Reid Sherard are the Chief Executive Officer, President and Chairman, the Senior Vice President and Chief Financial Officer, and the Senior Vice President -- Sales and Marketing, respectively, of Captec Financial. Messrs. Beach and Martin also serve as the Chief Executive Officer, President and Chairman and the Executive Vice President and Chief Financial Officer, respectively, of Captec Advisors. Messrs. Beach, Martin and Sherard are each stockholders of Captec Advisors. Together with Captec Financial, Captec Advisors provides the Company with certain investment and financial advisory services pertaining primarily to the acquisition, development and leasing of properties pursuant to an August 29, 1997 advisory agreement. Pursuant to the advisory agreement, the Company pays to Captec Advisors a management fee in an amount equal to the lesser of (i) 0.6% per annum of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company's portfolio, or (ii) 5.0% of the Company's revenues. Under the advisory agreement, the Company may pay Captec Advisors an incentive fee, which will equal 15.0% of the amount by which any increase in annual Funds From Operations ("FFO") per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of common stock outstanding. The Company is also subject to cost reimbursements to Captec Advisors in an amount equal to all costs incurred in the acquisition of properties. The sum of the incentive fee and the cost reimbursement (the "acquisition fee") will not exceed 3.0% of the acquisition cost of properties identified by the Advisor and acquired during the term of the advisory agreement. In December 1998 the advisory agreement was amended retroactive to January 1, 1998. The effect of the amendment was to reduce the management fee to Captec Advisors by the amount of acquisition fees paid directly to Captec Advisors as a result of acquisitions made by the Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV, which the Company is the general partner. During 1999, the reduction in the management fees as a result of the amendment equaled that amount the Company incurred to Captec Advisors thereby resulting in a net management fee of $0. During 1999 the Company incurred approximately $104,000 in acquisition fees to Captec Advisors. The amount to be paid under the advisory agreement in 2000 will vary based upon numerous circumstances, some of which are beyond the Company's control, and the actual amount paid pursuant to the advisory agreement may vary materially.

     Mr. Beach and Mr. Martin have executed employment agreements with the Company, each dated October 15, 1997, pursuant to which they receive base annual salaries of $175,000 and $125,000, respectively, health and life insurance and certain other benefits. Each employment agreement provides for an initial three-year term that is automatically extended for an additional year at the end of each year, subject to the right of either party to terminate at the end of the then applicable term by giving written notice of termination on or before November 30 of any year. Pursuant to their employment agreements Mr. Beach and Mr. Martin have been granted options to purchase 400,000 and 200,000 shares of the Company's common stock, respectively, through November 12, 1997 at an exercise price of $18.00 per share. The employment agreements each currently entitle Mr. Beach and Mr. Martin to an annual bonus on a sliding scale of from 10.0% to 100.0% of annual base salary, contingent and based upon, the percentage increase in FFO per share in any calendar year from the prior calendar year. Mr. Beach and Mr. Martin have earned bonuses of $43,750 and $31,250, respectively for 1999.

     Financial Group was indebted to the Company in the principal amount of $9,719,798 as of December 31, 1999 pursuant to a master revolving note collateralized in part by a senior interest in a portfolio of loans under an assignment of contracts with Financial Group and in part by a subordinate interest in a portfolio of loans owned by Captec Financial Corporation, a wholly-owned subsidiary of Financial Group, under an assignment of contracts with Financial Group. This master note bears interest at an annual rate of 10.0% and is payable on demand. The outstanding principal balance of this master note at the time of the Company's initial public offering in November 1997 was approximately $21,247,000.

     Financial Group was indebted to the Company in the principal amount of $1,658,476 as of December 31, 1999 pursuant to a promissory note collateralized by a subordinate class certificate issued by an affiliate which bears interest at an annual rate of 15.70% and is payable on demand. The outstanding principal balance of this note at the time of the Company's initial public offering was $1,919,000.

     In August 1998, the Company purchased from affiliates 100.0% of the general partnership interests in Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV for approximately $4.4 million in the aggregate in transactions that were approved by the Board of Directors of the Company and by the limited partners of each limited partnership. These general partnership interests entitle the Company to receive 1.0% of each limited partnership's net income, net loss and cash distributions and 10.0% of net sale or refinancing proceeds.

     Mr. Beach and the Company are stockholders of Family Realty, an affiliate of the Company formed in 1998 to invest in net-leased entertainment-based retail properties. Mr. Beach owns all of the voting stock of Family Realty and the Company owns 60.0% of the non-voting stock. Pursuant to an agreement between the Company and Family Realty, the Company will receive a quarterly asset management fee from Family Realty. During 1999 the Company received total asset management fees of approximately $491,000 from Family Realty. The amount to be received from Family Realty in 2000 will vary based upon numerous circumstances, some of which are beyond the Company's control, and the actual amount received may vary materially.

     Mr. Beach and the Company are also stockholders of Family Realty II, Inc., an affiliate of the Company formed in November 1999 to continue the activities of Family Realty in a second venture. Mr. Beach owns all of the voting stock in Family Realty II and the Company owns 60.0% of the non-voting stock.

     Albert T. Adams, a Director, is and during the fiscal year ended December 31, 1999 was, a partner of Baker & Hostetler LLP, which the Company retained in 1999 and intends to retain in 2000.

     Creed L. Ford, III, a Director, is the Chief Executive Officer of Kona Restaurant Group which is a lessee of five properties from the Company on which it operates Johnny Carino's Italian Kitchen and Kona Steakhouse restaurants. Total rent payments to the Company from the properties was approximately $877,000 in 1999 and is anticipated to be approximately $986,000 in 2000.

     On January 14, 1999, the Company granted ten-year options to purchase the Company's common stock at $12.97 per share as follows: Mr. Beach -- 60,000 shares; Mr. Martin -- 30,000 shares; Mr. Sherard -- 15,000 shares; Mr.
Max -- 15,000 shares; and each of Mr. Adams, Mr. Chadwick, Mr. Ford, Mr. Howley, Mr. Krul and Mr. Peters -- 5,000 shares. Options granted to Mr. Beach, Mr. Martin, Mr. Sherard, and Mr. Max vest ratably on January 14 of each 2000, 2001 and 2002. Options granted to Mr. Adams, Mr. Chadwick, Mr. Ford, Mr. Howley, Mr. Krul and Mr. Peters vest ratable on January 14 of each 2000 and 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

     See page F-1 for an index to Financial Statements and financial statement schedule.

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
         3.2   Bylaws of the Company**
         3.3   Form of Amended and Restated Certificate of Incorporation**
         4.1   Rights Agreement***
        10.1   Second Amended and Restated Credit Agreement***
        10.2   Employment Agreement between the Company and Patrick L.
               Beach*
        10.3   Employment Agreement between the Company and W. Ross Martin*
        10.6   Advisory Agreement between the Company and Captec Net Lease
               Realty Advisors, Inc.**
        10.7   Form of Indemnification Agreement to be entered into by the
               Company's directors and officers**
        10.9   Long-Term Incentive Plan*
        10.10  Directors' Deferred Compensation Plan*
        10.11  First Amendment to Advisory Agreement***
        10.12  First Amendment to Limited Partnership Agreement between the
               Company and Captec Franchise Capital Partners L.P. III***
        10.13  First Amendment to Limited Partnership Agreement between the
               Company and Captec Franchise Capital Partners L.P. IV***
        10.14  FC Venture I, LLC Limited Liability Company Agreement***
        10.15  Omnibus Agreement and Plan of Merger, dated as of December
               20, 1999, by and among Captec Net Lease Realty, Inc., Captec
               Acquisition, Inc., Captec Financial Group, Inc. and Captec
               Net Lease Realty Advisors, Inc.****
        27     Financial Data Schedule*****

-------------------------
     * Incorporated by reference from the Company's Registration Statement on Form S-11 (Registration No. 333-34983) (the "S-11") filed with the United States Securities and Exchange Commission on September 5, 1997.

   ** Incorporated by reference from Amendment No. 2 to the S-11 filed with the United States Securities and Exchange Commission on November 6, 1997.

  *** Previously filed

 **** Previously filed as an exhibit to the Company's current report dated
      December 20, 1999 filed with the United States Securities and Exchange Commission.

***** Filed herewithin

     (b) Reports on Form 8-K

     The Registrant filed the following Current Reports on Form 8-K during the three months ended December 31, 1999:

     Current Report on Form 8-K dated December 20, 1999 included information regarding the Company's intent to merge with its affiliates, Captec Financial Group, Inc. and Captec Net Lease Realty Advisors, Inc.

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

March 30, 2000                            CAPTEC NET LEASE REALTY, INC.

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

March 30, 2000                            CAPTEC NET LEASE REALTY, INC.

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

March 30, 2000                            /s/ W. ROSS MARTIN
                                          --------------------------------------
                                          W. Ross Martin
                                          Director, Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)

March 30, 2000                            /s/ H. REID SHERARD
                                          --------------------------------------

                                          H. Reid Sherard
                                          Director

March 30, 2000                            /s/ LEE C. HOWLEY, JR.
                                          --------------------------------------
                                          Lee C. Howley, Jr.
                                          Director

March 30, 2000                            /s/ RICHARD J. PETERS
                                          --------------------------------------
                                          Richard J. Peters
                                          Director

March 30, 2000                            /s/ CREED L. FORD, III
                                          --------------------------------------
                                          Creed L. Ford, III
                                          Director

March 30, 2000                            /s/ WILLIAM H. KRUL, II
                                          --------------------------------------
                                          William H. Krul, II
                                          Director

March 30, 2000                            /s/ WILLIAM J. CHADWICK
                                          --------------------------------------
                                          William J. Chadwick
                                          Director

March 30, 2000                            /s/ ALBERT T. ADAMS
                                          --------------------------------------
                                          Albert T. Adams
                                          Director

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGES
                                                              -----
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998 and for the Periods October 1,
  1997 through December 31, 1997 and January 1, 1997 through
  September 30, 1997........................................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1999 and 1998 and for the
  Periods October 1, 1997 through December 31, 1997 and
  January 1, 1997 through September 30, 1997................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998 and for the Periods October 1,
  1997 through December 31, 1997 and January 1, 1997 through
  September 30, 1997........................................   F-6
Notes to Consolidated Financial Statements..................   F-7
Report of Independent Accountants...........................  F-20
Schedule III -- Properties and Accumulated Depreciation as
  of December 31, 1999......................................  F-21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Captec Net Lease Realty, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders equity, and cash flows present fairly, in all material respects, the financial position of Captec Net Lease Realty, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

January 31, 2000
Detroit, Michigan

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
ASSETS
Cash and cash equivalents...................................    $  1,035,607    $  4,488,565
Investments:
  Properties subject to operating leases, net...............     217,615,654     221,349,661
  Properties subject to financing leases, net...............       4,407,195       3,128,824
  Loans to affiliates, collateralized by mortgage loans.....      10,979,804       8,915,523
  Investment in joint venture...............................       7,305,894              --
  Investment in affiliated limited partnerships, net........       4,251,568       4,395,000
  Other loans, related party................................         390,520         405,775
                                                                ------------    ------------
     Total investments......................................     244,950,635     238,194,783
Short-term loans to affiliates..............................         398,471       2,505,294
Unbilled rent, net..........................................       6,027,221       3,710,487
Accounts receivable.........................................         491,052         144,642
Due from affiliates.........................................       1,326,307       1,242,675
Other assets................................................       1,292,399       1,724,283
                                                                ------------    ------------
     Total assets...........................................    $255,521,692    $252,010,729
                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................    $116,921,555    $113,984,988
  Accounts payable and accrued expenses.....................       2,672,529       1,428,041
  Due to affiliates.........................................              --          76,513
  Federal income tax payable................................         719,000         719,000
  Security deposits held on leases..........................         272,943         194,406
                                                                ------------    ------------
     Total liabilities......................................     120,586,027     116,402,948
                                                                ------------    ------------
Stockholders' Equity:
  Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108..............          95,081          95,081
  Paid in capital...........................................     134,711,056     134,711,056
  Retained earnings.........................................         129,528         801,644
                                                                ------------    ------------
     Total stockholders' equity.............................     134,935,665     135,607,781
                                                                ------------    ------------
     Total liabilities and stockholders' equity.............    $255,521,692    $252,010,729
                                                                ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                PREDECESSOR
                                                                                               -------------
                                                                                 FOR THE          FOR THE
                                                                                  PERIOD          PERIOD
                                                                                OCTOBER 1,      JANUARY 1,
                                                YEAR ENDED      YEAR ENDED       THROUGH          THROUGH
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                   1999            1998            1997            1997
                                               ------------    ------------    ------------    -------------
Revenue:
  Rental income from operating leases......    $24,559,064     $22,451,150      $3,590,602      $ 7,974,798
  Earned income from financing leases......        650,233          47,880          50,697          111,395
  Interest income on loans to affiliates...      1,270,732       1,785,716         392,374        1,194,202
  Other income, principally affiliated
     ventures..............................      2,507,164       1,401,090          24,832           56,671
                                               -----------     -----------      ----------      -----------
     Total revenue.........................     28,987,193      25,685,836       4,058,505        9,337,066
                                               -----------     -----------      ----------      -----------
Expenses:
  Interest.................................      9,272,453       6,799,695       1,475,412        4,419,226
  Management fees, affiliates, net.........             --         193,757         189,412        1,347,086
  General and administrative...............      1,566,515       1,422,212          72,528          464,769
  Depreciation and amortization............      3,485,349       3,069,074         530,318        1,076,043
  Provision for unbilled rent..............             --         865,311              --               --
                                               -----------     -----------      ----------      -----------
     Total expenses........................     14,324,317      12,350,049       2,267,670        7,307,124
                                               -----------     -----------      ----------      -----------
     Net income before equity in joint
       venture, (loss)/gain on sale of
       properties and accounting change....     14,662,876      13,335,788       1,790,835        2,029,942
Equity in net income of joint venture......        256,722              --              --               --
(Loss)/gain on sale of properties..........       (850,056)     (1,837,524)        206,834          (58,687)
                                               -----------     -----------      ----------      -----------
     Net income before accounting change
       and provision for income tax........     14,069,542      11,498,264       1,997,669        1,971,255
Cumulative effect of accounting change.....       (336,875)             --              --               --
Provision for income tax...................             --              --              --          167,000
                                               -----------     -----------      ----------      -----------
  Net income...............................    $13,732,667     $11,498,264       1,997,669        1,804,255
                                               ===========     ===========
Redeemable Preferred Stock dividend
  requirements.............................                                      1,011,986        5,625,000
                                                                                ----------      -----------
  Income (loss) attributable to common
     stock.................................                                     $  985,683      $(3,820,745)
                                                                                ==========      ===========
  Basic and Diluted EPS:
     Income (loss) before accounting
       change..............................    $      1.48     $      1.21      $     0.20      $     (3.90)
                                               ===========     ===========      ==========      ===========
     Accounting change.....................    $     (0.04)    $        --      $       --
                                               ===========     ===========      ==========
     Net income............................    $      1.44     $      1.21      $     0.20
                                               ===========     ===========      ==========
Weighted average number of common shares
  outstanding..............................      9,508,108       9,508,108       4,966,139          980,330
                                               ===========     ===========      ==========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        COMMON STOCK                                            TOTAL
                                    --------------------      PAID-IN         RETAINED      STOCKHOLDERS'
                                     SHARES      AMOUNT       CAPITAL         EARNINGS         EQUITY
PREDECESSOR                          ------      ------       -------         --------      -------------
BALANCE, DECEMBER 31, 1996........      1,000    $ 1,000    $         --    $         --    $      1,000
Net income........................         --         --              --       1,804,255       1,804,255
Redeemable Preferred Stock
  dividends paid from retained
  earnings........................         --         --              --      (1,804,255)     (1,804,255)
Common stock issued in merger and
  subsequent stock split, net.....    979,330      8,803       5,152,197              --       5,161,000
                                    ---------    -------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1997.......    980,330    $ 9,803    $  5,152,197    $         --    $  5,162,000
                                    =========    =======    ============    ============    ============
BALANCE, OCTOBER 1, 1997..........    980,330    $ 9,803    $  5,152,197    $         --    $  5,162,000
Net income........................         --         --              --       1,997,669       1,997,669
Common stock issued in initial
  public offering.................  8,000,000     80,000     132,005,740              --     132,085,740
Common stock issued for conversion
  of Redeemable Preferred Stock...    527,778      5,278       9,494,722              --       9,500,000
Redeemable Preferred Stock
  dividends paid..................         --         --     (11,073,204)     (1,011,986)    (12,085,190)
Common stock dividends ($0.195 per
  share)..........................         --         --        (868,399)       (985,683)     (1,854,082)
                                    ---------    -------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997........  9,508,108     95,081     134,711,056              --     134,806,137
Net income........................         --         --              --      11,498,264      11,498,264
Common stock dividends ($1.125 per
  share)..........................         --         --              --     (10,696,620)    (10,696,620)
                                    ---------    -------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998........  9,508,108     95,081     134,711,056         801,644     135,607,781
Net income........................                                            13,732,667      13,732,667
Common stock dividends ($1.51 per
  share)..........................         --         --              --     (14,404,783)    (14,404,783)
                                    ---------    -------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999........  9,508,108    $95,081    $134,711,056    $    129,528    $134,935,665
                                    =========    =======    ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               PREDECESSOR
                                                                                                              --------------
                                                                                            FOR THE PERIOD    FOR THE PERIOD
                                                                                              OCTOBER 1,        JANUARY 1,
                                                               YEAR ENDED     YEAR ENDED        THROUGH          THROUGH
                                                              DECEMBER 31,   DECEMBER 31,    DECEMBER 31,     SEPTEMBER 30,
                                                                  1999           1998            1997              1997
                                                              ------------   ------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $13,732,667    $11,498,264     $  1,997,669      $  1,804,255
Adjustments to net income:
  Depreciation and amortization.............................    3,485,349      3,069,074          530,318         1,076,043
  Accounting change.........................................      336,875             --               --                --
  Amortization of debt issuance costs.......................      721,862        439,407          131,250           393,750
  Equity in net income of joint venture.....................     (256,722)            --               --                --
  Loss (gain) on sale of property...........................      850,056      1,837,524         (206,835)           58,688
  Increase in unbilled rent.................................   (2,316,734)    (1,439,444)        (455,323)       (1,193,366)
  Increase in accounts receivable and other assets..........   (1,110,200)      (513,689)        (149,697)         (288,099)
  Increase (decrease) in accounts payable and accrued
    expenses................................................    1,244,488         (6,627)         300,602           925,522
                                                              ------------   ------------    ------------      ------------
      Net cash provided by operating activities.............   16,687,641     14,884,509        2,147,984         2,776,793
                                                              ------------   ------------    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases.......  (22,600,058)   (78,116,356)     (45,113,200)      (32,157,979)
Acquisition of properties subject to financing leases.......   (1,188,628)    (3,128,824)              --          (370,165)
Collection on short-term loans to affiliates, net...........    2,106,823      4,944,211       (1,812,604)        1,000,636
Proceeds from the transfer of properties to joint venture...    4,472,752             --               --                --
Proceeds from the disposition of properties.................   17,646,133      4,797,472        3,503,091           704,723
Advances on loans to affiliates, collateralized by mortgage
  loans, net................................................   (2,064,281)            --       (6,458,589)       (6,959,526)
Collection on loans to affiliates, collateralized by
  mortgage loans............................................           --      4,146,322        5,539,782         3,918,202
Collection of principal on other loans......................       15,255        720,095           21,273            63,289
Investments in affiliated partnerships......................           --     (4,395,000)              --                --
Proceeds from joint venture distribution....................       63,828             --               --                --
Collection of principal on financing leases.................      (89,744)            --          (33,053)           (3,127)
Investment in joint venture.................................   (7,113,000)            --               --                --
Lease security deposits.....................................       78,537         52,514               --            15,123
                                                              ------------   ------------    ------------      ------------
      Net cash used in investing activities.................   (8,672,383)   (70,979,566)     (44,353,300)      (33,788,824)
                                                              ------------   ------------    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Redeemable Preferred Stock.......................           --             --      (40,500,000)               --
Dividends paid on common stock..............................  (14,404,783)   (12,550,702)              --                --
Proceeds from the offering, net.............................           --             --      132,085,740                --
Borrowings of notes payable.................................   15,616,360    113,984,988       44,842,937        30,342,875
Debt issuance costs.........................................           --     (1,632,604)              --                --
Dividends paid on Redeemable Preferred Stock................           --             --      (10,913,381)       (2,375,000)
Repayments of notes payable.................................  (12,679,793)   (42,746,189)     (80,535,788)          (64,066)
                                                              ------------   ------------    ------------      ------------
      Net cash (used in) provided by financing activities...  (11,468,216)    57,055,493       44,979,508        27,903,809
                                                              ------------   ------------    ------------      ------------
NET CASH FLOWS..............................................   (3,452,958)       960,436        2,774,192        (3,108,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    4,488,565      3,528,129          753,937         3,862,159
                                                              ------------   ------------    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 1,035,607    $ 4,488,565     $  3,528,129      $    753,937
                                                              ============   ============    ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 7,660,588    $ 5,855,889     $  1,598,871      $  3,837,000
                                                              ============   ============    ============      ============
  Non-cash transfers: From impaired mortgage loans to
    properties subject to operating leases..................                                 $    788,168      $  3,278,000
                                                                                             ============      ============
  Common stock issued for conversion and redemption of
    preferred
    stock...................................................                                 $  9,500,000
                                                                                             ============
  Common stock issued in merger and subsequent stock
    split...................................................                                                   $  5,161,000
                                                                                                               ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         CAPTEC NET LEASE REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: Captec Net Lease Realty, Inc., (the "Company") a Delaware corporation, was formed in 1997 to continue and expand the acquisition and investment activities of Captec Net Lease Realty, Inc. ("Net Lease Michigan"), a Michigan corporation, and Captec Net Lease Realty Advisors, Inc. ("Advisors Michigan"), a Michigan corporation. Net Lease Michigan was formed in October 1994 for the purpose of investing in long-term net leased restaurant and retail real estate and commenced operations in February 1995. Advisors Michigan was formed in October 1994 for the purpose of providing certain advisory services to Net Lease Michigan and also commenced operations in February 1995. The Company completed its initial public offering on November 19, 1997 and has subsequently qualified as a real estate investment trust ("REIT").

     In connection with the initial public offering, Net Lease Michigan and Advisors Michigan were merged into the Company effective September 3, 1997 in exchange for 1,315,440 shares of common stock and 50,000 shares of Redeemable Preferred Stock. Subsequently, a reverse split of .745249 shares for each share of common stock was effected, resulting in 980,330 shares outstanding. The accompanying financial statements account for the merger of Net Lease Michigan by Advisors Michigan in accordance with the purchase method of accounting as provided for in Accounting Principles Board Opinion No. 16. Accordingly, the cost of the acquisition was $5,161,000 (318,607 split adjusted shares issued to the shareholders of Advisors Michigan at an assumed fair value of $16.20) and the assets acquired and liabilities assumed of Net Lease Michigan were recorded at their estimated fair values (resulting in an increase to historical recorded value of properties subject to operating leases of $5,161,000). In addition, as the principal business activities of the Company consist of the activities previously performed by Net Lease Michigan, Net Lease Michigan is deemed to be the "Predecessor" company for financial reporting purposes and the accompanying statements of operations and cash flows for the period January 1, 1997 through September 30, 1997 are of Net Lease Michigan.

     Following is a summary of the Company's significant accounting policies:

     CONSOLIDATION: The consolidated financial statements include the accounts of Captec Net Lease Realty, Inc. and its majority owned subsidiaries all of which the Company has financial and operating control. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS: Cash equivalents consist of investments in government securities money funds purchased with original maturities of less than 90 days.

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

     PROPERTIES SUBJECT TO FINANCING LEASES: Properties subject to financing leases are recorded at their net investment (which at the inception of the lease generally represents the cost of the property, which includes miscellaneous acquisition and closing costs). Unearned income is deferred and amortized into income over the lease term so as to produce a constant periodic rate of return on the Company's net investment in the leases.

     INVESTMENT IN AFFILIATED PARTNERSHIPS: Investments in general partnership interests of Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV (collectively the "Partnerships"), represent a 1% interest in the Partnerships. The Company has the ability to exercise significant influence but does not have financial operating control over Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P.
IV. The Partnerships are accounted for under the equity method. The investment consists primarily of goodwill which is amortized based on an effective amortization method, reflecting the cash receipts.

                         CAPTEC NET LEASE REALTY, INC.

     RENTAL INCOME FROM OPERATING LEASES: The Company's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Company recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Company's leases also have percentage and overage rent clauses, which the Company recognizes such additional rent after the tenants' reported sales have exceeded the applicable sales breakpoint.

     DEBT FINANCING COSTS: Debt financing costs are amortized over the term of the related note using the effective interest method.

     INCOME TAXES: The Company has made an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT (see Note 8). The return of capital portion of dividends paid in 1999 and 1998 was 15% and 6%, respectively.

     INCOME/(LOSS) PER COMMON SHARE: Income/(Loss) per common share is based on net income (loss) reduced by redeemable preferred stock dividend requirements, divided by the weighted average number of common shares outstanding. Loss per common share for the periods prior to October 1, 1997 was calculated as if the 980,330 split adjusted shares had been outstanding. Stock options currently outstanding (see Note 11) were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's common stock during 1999, 1998 and 1997.

     STOCK OPTION PLAN: The Company accounts for the stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees." Accordingly, compensation expense would be recorded only if on the date of grant the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

                         CAPTEC NET LEASE REALTY, INC.

transaction. Management of the Company has not yet determined the impact that the adoption of the statement will have on its earnings or statement of financial position.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company has recognized a $337,000 non-cash charge during the three months ended March 31, 1999 representing the balance of unamortized organization costs.

     RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 1999 presentations.

2. PROPERTIES SUBJECT TO OPERATING LEASES

     The Company's real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. As of December 31, 1999, the initial terms of the Company's leases extend through September 30, 2021. Most leases also provide for one or more five-year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated periods during the fifth to seventh lease years. At December 31, 1999, leases to a single lessee represented approximately 11.5% of annualized total revenue (13.6% in 1998) while the next highest single lessee represented approximately 3.6%. Leases to one national restaurant concept represented approximately 7.0% of annualized total revenue.

     Net investment in properties subject to operating leases at December 31, 1999 and 1998 includes capitalized acquisition and interest costs totaling approximately $6.5 million and $6.4 million, respectively, which costs have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1999           1998
                                                        ----           ----
Land..............................................  $ 83,344,971   $ 81,437,199
Buildings and improvements........................   131,211,643    131,698,579
Construction draws on properties..................    10,653,762     12,876,091
                                                    ------------   ------------
                                                     225,210,376    226,011,869
Less accumulated depreciation.....................    (7,594,722)    (4,662,208)
                                                    ------------   ------------
Total.............................................  $217,615,654   $221,349,661
                                                    ============   ============

     The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant under the long-term lease to all construction related costs advanced through construction draws, including interest during the construction period. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building. At December 31, 1999 and 1998, the Company had approximately $3.7 million and $11.2 million respectively, of unfunded commitments on properties under construction.

     Pursuant to the Company's policy for reviewing its real estate portfolio for impaired properties, the Company recorded an impairment loss of approximately $497,000 and $445,000 for the years ended December 31, 1999 and 1998, respectively, charged to (loss)/gain on sale of properties to reduce the net carrying value to approximately $625,000 of one property held for sale in 1999 and reduce the aggregate

                         CAPTEC NET LEASE REALTY, INC.

carrying value to approximately $74,000 for two modular buildings held for sale in 1998. In addition, 8 properties with an aggregate net cost of approximately $9.4 million at December 31, 1999 are not currently subject to lease.

     The following is a schedule of future minimum lease payments to be received on the noncancelable operating leases as of December 31, 1999.

2000........................................................   $ 19,165,668
2001........................................................     21,347,968
2002........................................................     21,843,790
2003........................................................     22,127,301
2004........................................................     22,301,156
Thereafter..................................................    253,258,553
                                                               ------------
Total.......................................................   $360,044,436
                                                               ============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms.

3. FINANCING LEASES

     The net investment in financing leases as of December 31, 1999 and 1998 is comprised of the following:

                                                         1999          1998
                                                         ----          ----
Minimum lease payments to be received...............  $10,189,037   $ 7,854,278
Estimated residual value............................           --            --
                                                      -----------   -----------
  Gross investment in financing leases..............   10,189,037     7,854,278
Unearned income.....................................   (5,781,842)   (4,725,454)
                                                      -----------   -----------
  Net investment in financing leases................  $ 4,407,195   $ 3,128,824
                                                      ===========   ===========

     The following is a schedule of future minimum lease payments to be received on financing leases as of December 31, 1999.

2000........................................................   $   486,000
2001........................................................       486,000
2002........................................................       486,000
2003........................................................       486,000
2004........................................................       533,633
Thereafter..................................................     7,711,404
                                                               -----------
  Total.....................................................   $10,189,037
                                                               ===========

                         CAPTEC NET LEASE REALTY, INC.

4. LOANS TO AFFILIATE, COLLATERALIZED BY MORTGAGE LOANS

     Loans to affiliates, collateralized by mortgage loans consist of:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                                 ----          ----
Loan under a master revolving note, collateralized by a
  subordinate interest in a portfolio of loans owned by an
  affiliate.................................................  $ 9,321,327   $6,996,954
Promissory note collateralized by a subordinate class
  certificate issued in conjunction with an asset-backed
  securitization pool of long-term fixed rate mortgage loans
  and other collateralized loans............................    1,658,477    1,918,569
                                                              -----------   ----------
Total.......................................................  $10,979,804   $8,915,523
                                                              ===========   ==========

     The master revolving note bears interest at 10.0% per annum at December 31, 1999 and 1998, respectively. The promissory note bears interest at 15.70% per annum at December 31, 1999 and 1998. Both notes are payable on demand.

5. INVESTMENT IN JOINT VENTURE

     During 1999 the Company invested $7.1 million for a 22.6% membership interest in FC Venture I, LLC ("FC Venture"). The investment is accounted for under the equity method. The partner in FC Venture has been granted an option to convert either 25% or 75% of its joint venture interest into the Company's common stock, as defined in the joint venture agreement, during the period March 31, 2001 through March 31, 2003. Summarized financial information of the Company's joint venture investment as of and for the year ended December 31, 1999 is set forth below:

Investments in property subject to leases...................   $33,358,192
Total assets................................................    35,376,647
Notes payable...............................................     1,110,000
Total liabilities...........................................     3,998,370
Members' equity.............................................    31,378,277
Revenues....................................................     1,567,637
Net income..................................................     1,136,176

6. NOTES PAYABLE

     In February 1998 the Company entered into a credit facility (the "Credit Facility"), which was used to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under the prior credit agreement.

     On December 1, 1998 the Company amended the Credit Facility to provide a $125 million facility ($50 million of which is subject to amortization) which is collateralized by the properties. At December 31, 1999, the Company had approximately $115.3 million of aggregate outstanding borrowings under the Credit Facility.

     The Credit Facility has a three-year term and the revolving credit borrowings are subject to borrowing base restrictions. The credit agreement contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. The Company has been in compliance with all debt covenants for the years presented except for a two-month period in 1998 (October-November) due to a lessee filing for bankruptcy. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate plus a spread of

                         CAPTEC NET LEASE REALTY, INC.

 .25%. In connection with the Credit Facility, the Company is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment. The Credit Facility is subject to principal amortization as defined in the credit agreement. As of December 31, 1999 the calculated aggregate maturities of the borrowings outstanding on the Credit Facility after December 31, 1999 are as follows:

     The aggregate maturities of the term facility after December 31, 1999 are as follows:

Year Ending December 31:
  2000......................................................  $   837,155
  2001......................................................   49,112,205
                                                              -----------
  Total.....................................................  $49,949,360
                                                              ===========

     Included in other assets are costs totaling $983,000 in 1999 and $1.3 million in 1998 (net of accumulated amortization) associated with the issuance of the notes payable. Amortization of debt issuance costs for the years ended December 31, 1999 and 1998 amounted to $722,000 and $440,000, respectively, which is included in interest expense in the accompanying financial statements.

     In December 1999 the Company entered into a $1.6 million promissory note in connection with the acquisition of a property. The note was payable on demand with interest at a rate of 10.25% per annum. In January 2000, the Company paid this $1.6 million obligation.

7. REDEEMABLE PREFERRED STOCK

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

                                               PAID
                          -----------------------------------------------
                                          RETURN OF CAPITAL                                  TOTAL
                          FROM RETAINED   (REDUCTION OF RPS      TOTAL      ACCUMULATED     DIVIDEND
                            EARNINGS       CARRYING VALUE)       PAID         UNPAID      REQUIREMENTS
                          -------------   -----------------      -----      -----------   ------------
Year Ended December 31,
  1995..................   $  713,000                 --      $   713,000   $ 2,905,493   $ 3,618,493
Year Ended December 31,
  1996..................    3,148,936        $   601,064        3,750,000     3,745,902     7,495,902
January 1, 1997 to
  September 30, 1997....    1,804,255            570,745        2,375,000     3,250,000     5,625,000
October 1, 1997 to
  November 19, 1997.....    1,011,986          9,901,395       10,913,381    (9,901,395)    1,011,986
                           ----------        -----------      -----------   -----------   -----------
                           $6,678,177        $11,073,204      $17,751,381   $        --   $17,751,381
                           ==========        ===========      ===========   ===========   ===========

                         CAPTEC NET LEASE REALTY, INC.

8. INCOME TAX

     The components of the provision for income taxes were as follows:

                                                 FOR THE PERIOD       FOR THE PERIOD
                                                 OCTOBER 1, 1997     JANUARY 1, 1997
                                                     THROUGH             THROUGH
                                                DECEMBER 31, 1997   SEPTEMBER 30, 1997
                                                -----------------   ------------------
Current.......................................      $ 284,000            $167,000
Deferred......................................       (284,000)                 --
                                                    ---------            --------
Total.........................................      $      --            $167,000
                                                    =========            ========

     The reconciliation of the federal income tax provision to the amount computed by applying the statutory federal income tax rate to income before federal income taxes is summarized as follows:

                                                                FOR THE PERIOD
                                                               JANUARY 1, 1997
                                                                   THROUGH
                                                              SEPTEMBER 30, 1997
                                                              ------------------
Federal income taxes at statutory rates.....................      $ 670,227
Preferred stock dividends deducted as interest..............       (503,500)
Other.......................................................            273
                                                                  ---------
Total.......................................................      $ 167,000
                                                                  =========

     The provisions for federal income taxes for the periods before qualifying as a REIT do not bear the usual relationship to pretax income principally as a result of the treatment of dividends paid on the Redeemable Preferred Stock as deductible interest expense for income tax purposes. If the deduction is challenged by the Internal Revenue Service, the Company could be assessed and ultimately required to pay income taxes aggregating up to approximately $1,700,000 plus interest for deductions taken through December 31, 1997. The Company has provided an allowance of approximately $719,000 as of December 31, 1999 and 1998, to reflect its estimate of the minimum settlement of this matter, should a claim be asserted by the Internal Revenue Service. There is no assurance that if any claim is asserted, it could be settled for the amounts provided as of December 31, 1999 or any amount less than the aggregate amounts.

                         CAPTEC NET LEASE REALTY, INC.

9. FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments held by the Company at December 31, 1999 and 1998, and the valuation techniques used to estimate the fair value, were as follows:

                                                  1999                          1998
                                       ---------------------------   ---------------------------
                                           BOOK        ESTIMATED         BOOK        ESTIMATED
                                          VALUE        FAIR VALUE       VALUE        FAIR VALUE
                                          -----        ----------       -----        ----------
Assets
  Cash and cash equivalents..........  $  1,035,607   $  1,035,607   $  4,488,565   $  4,488,565
  Loans to affiliate, collateralized
     by mortgage loans...............    10,979,804     10,979,804      8,915,523      8,915,523
  Other loans........................       390,520        390,520        405,775        405,775
  Short-term loans to affiliates.....       398,471        398,471      2,505,294      2,505,294
Liabilities
  Notes payable......................   116,921,555    116,921,555    113,984,988    113,984,988
Derivative Contracts
  Interest rate instruments -- assets
     (liabilities)...................        36,780        555,861        (64,323)      (876,264)

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

     NOTES PAYABLE. The fair value of floating rate debt approximates the book value due to the short re-pricing mechanism of this debt.

     INTEREST RATE INSTRUMENTS. The fair value of interest rate instruments is the estimated amounts that the Company would pay or receive to terminate the instruments at December 31, 1999 and 1998, using proprietary models based upon current market values at December 31, 1999 and 1998.

     The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 1999 the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $31.5 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if the LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The Company incurred additional interest expense of $209,000 and $80,000 during 1999 and 1998, respectively, in connection with the interest rate swap

                         CAPTEC NET LEASE REALTY, INC.

agreement. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2001.

10. RELATED PARTY TRANSACTIONS AND AGREEMENTS

     In August, 1997 the Company entered into an Advisory Agreement with Captec Net Lease Advisors, Inc. ("Captec Advisors") an affiliate, which together with Captec Financial Group, Inc., an affiliate, manages the operations of the Company and provides it with investment and financial advisory services pertaining to the acquisition, development, and leasing of properties. According to the Advisory Agreement, the Company pays to Captec Advisors a management fee in an amount equal to the lesser of (i) 0.6% per annum of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company's portfolio, or (ii) 5.0% of the Company's revenues. Under the Advisory Agreement, the Company may pay Captec Advisors an incentive fee, which will equal 15.0% of the amount by which any increase in annual Funds From Operations ("FFO") per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of common stock outstanding. The Company is also subject to cost reimbursements to Captec Advisors in an amount equal to all costs incurred in the acquisition of properties. The sum of the incentive fee and the cost reimbursement (the "acquisition fee") will not exceed 3.0% of the acquisition cost of properties identified by the Advisor and acquired during the term of the Advisory Agreement. In December 1998 the Advisory Agreement was amended retroactive to January 1, 1998 (the "Amendment"). The effect of the Amendment was to reduce the management fee to Captec Advisors by the amount of acquisition fees paid directly to Captec Advisors as a result of acquisitions made by the Partnerships and other affiliates. During 1999 the reduction in the management fee as a result of the Amendment equaled that amount the Company incurred to Captec Advisors thereby resulting in a net management fee of $0. During 1998 and 1997 the Company incurred $194,000 and $1,536,000 respectively, of asset management fees. During 1999, 1998 and 1997 the Company incurred approximately $104,000, $1,123,000 and $2,030,000 respectively, in acquisition fees to Captec Advisors. The acquisition fees were capitalized into the Company's investment in land and buildings subject to operating leases.

     In August 1998 the Company purchased the general partnership interests in the Partnerships, which are engaged in substantially the same business as the Company. The Company acquired the interests for $4.4 million in the aggregate, $4.0 million of which was used to offset amounts included in short-term loans to affiliates. Pursuant to the terms outlined in the Amended and Restated Agreement of Limited Partnership between the Company and the Partnerships, the Company receives an acquisition fee equal to 5% of the aggregate purchase price of properties and an asset management fee equal to 1% of gross rental revenues from the Partnerships' properties and equipment. In connection with the Amendment, the Amended and Restated Agreements of Limited Partnership were amended retroactive to January 1, 1998. The effect of the amended agreements is to provide a 2% acquisition fee of the aggregate purchase price of properties to the Company from the Partnerships and a 3% acquisition fee of the aggregate purchase price of properties to Captec Advisors from the Partnerships, for which the Company receives an equal reduction in management fee expense to Captec Advisors. The Company earned $65,000 and $66,000 in acquisition fees and asset management fees, respectively, for the year ended December 31, 1999. During 1998 the Company earned $589,000 and $45,000 in acquisition fees and asset management fees respectively. In addition, Captec Advisors earned approximately $130,000 and $884,000 during 1999 and 1998, respectively, of acquisitions fees resulting in an equal reduction in the management fee paid by the Company to Captec Advisors. Summarized

                         CAPTEC NET LEASE REALTY, INC.

combined financial information of the Partnerships as of and for the years ended December 31, 1999 and 1998, is set forth below:

                                                       1999              1998
                                                       ----              ----
Investments in property under leases.............   $54,370,394       $49,580,732
Total assets.....................................    58,192,061        55,202,947
Notes payable....................................    17,845,000        12,575,000
Total liabilities................................    18,195,171        13,133,308
Partners' capital................................    39,996,890        42,069,639
Revenues.........................................     5,959,576         3,682,707
Net income.......................................     3,593,312         3,168,534
Company's portion of net income..................        35,565            31,685

     Cash flows of the Partnerships are allocated 99% to the limited partners and 1% to the Company. The Company will also receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation by the Partnerships. Net sale or refinancing proceeds of the Partnership will be allocated 90% to the limited partners and 10% to the Company. The cash flow, liquidation fees, and net sale proceeds to the Company are subordinate to an 10.5% to 11% preferred return (depending on the Partnership) plus return of the original capital contributions to the limited partners.

     In December of 1998 the Company sold half of its interest in a property under construction to an affiliate, Family Realty, Inc. ("Family Realty") and recognized a $226,000 gain on the sale.

     Family Realty is obligated to pay acquisition fees of 4% to CNLR Development Inc. ("Development"), a subsidiary of the Company. During 1999 and 1998, Development earned $4.0 million and $293,000 of acquisition fees from Family Realty, respectively. Pursuant to the Amendment, Captec Advisors earns an advisory fee from Development up to 50% (not to exceed the management fees paid by the Company to Captec Advisers) of the acquisition fees earned by Development from Family Realty, which provides for an equal reduction in management fee expense to the Company. During 1999 Captec Advisors earned approximately $1.2 million in advisory fees resulting in an equal reduction in the management fee paid by the Company to Captec Advisors. The Company is also subject to a management fee agreement with Family Realty whereby Family Realty pays a quarterly management fee to the Company for services the Company provides in connection with managing the operations and providing investment and financial advisory services pertaining to the acquisition of properties by Family Realty. During 1999 the Company earned approximately $491,000 in management fees from Family Realty.

     In connection with the Company's investment in FC Venture, the Company is party to an asset management agreement. During 1999 the Company earned approximately $37,000 in management fees from FC Venture. In addition, the Company received approximately $64,000 in cash distributions from FC Venture. Also during 1999 the Company transferred three properties at cost to FC Venture for an aggregate cost of $4.5 million.

     The Company invested in loans to affiliates, principally Captec Financial Group, which were collateralized by mortgage loans (see Note 4). In addition, the Company had short-term loans to affiliates of $398,471 and $2,505,294 at December 31, 1999 and 1998, respectively. The short-term loans principally represent demand notes from affiliates, which were entered into as a short-term investment by the Company. The proceeds of the loans to Captec Financial Group, Inc. are principally used as short-term warehouse financing for Captec Financial Group's lending and leasing activities. These loans bear interest at the rate of 10.0% per annum at December 31, 1999 and 1998 and are payable on demand. Interest earned on the loans during 1999, 1998, and 1997 was $1,234,031, $1,785,717 and $1,450,207, respectively.

                         CAPTEC NET LEASE REALTY, INC.

     As of December 31, 1999, the Company also has a demand loan with a principal balance of $390,520 collateralized by a first mortgage on a real estate property to a related party. The loan bears interest at a rate of 9.2% per annum. Interest earned on the loan during 1999, 1998 and 1997 was approximately $37,000, $38,000 and $6,500 respectively.

11. STOCK OPTION PLANS

     The Company established the Long-Term Incentive Plan (the "Plan") to promote the long-term growth and profitability of the Company by enabling it to attract, retain and reward key employees and directors of the Company and to strengthen the mutuality of interest between such key employees and directors and the Company's stockholders. Grants of share options, restricted shares, share appreciation rights, other share-based awards or any combination thereof, may be made under the Plan. The options vest ratably over three years for employees and over two years for directors. The exercise price of share options granted under the Plan may not be less than the fair market value of the shares on the date the options is granted. The options expire ten years after the date of grant. Eligible employees and directors of the Company may participate in the Plan, which is administered by the Compensation Committee of the Board of Directors. Prior to December 31, 1999, 930,000 stock options had been granted under the Plan. In addition, as of December 31, 1999 the Plan had reserved 140,000 shares of Common Stock for issuance. The following summarizes transactions in the Plan for the years ended December 31:

                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                       1999      PRICE      1998      PRICE      1997      PRICE
                                       ----     --------    ----     --------    ----     --------
Outstanding, January 1..............  780,000    $18.00    670,000    $18.00         --        --
New grants..........................  150,000     12.97    110,000     18.00    670,000    $18.00
                                      -------    ------    -------    ------    -------    ------
Outstanding, December 31............  930,000    $17.19    780,000    $18.00    670,000    $18.00
                                      =======    ======    =======    ======    =======    ======
Exercisable December 31.............  491,667    $18.00    226,667    $18.00         --    $18.00
                                      =======    ======    =======    ======    =======    ======

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the pro forma effects on the Company's net income and earnings per share would have been as follows for the years ended December 31, 1999 and 1998 and for the period October 1, 1997 through December 31, 1997:

                                                                                      FOR THE PERIOD
                                                                                      OCTOBER 1, 1997
                                                                                          THROUGH
                                                          1999           1998        DECEMBER 31, 1997
                                                          ----           ----        -----------------
Net earnings as reported...........................    $13,732,667    $11,498,264        $985,683
                                                       ===========    ===========        ========
Pro forma net earnings.............................    $12,680,917    $10,644,881        $862,183
                                                       ===========    ===========        ========
Earnings per share as reported:
  Basic............................................          $1.44          $1.21           $0.20
                                                       ===========    ===========        ========
  Diluted..........................................          $1.44          $1.21           $0.20
                                                       ===========    ===========        ========
Pro forma earnings per share:
  Basic............................................          $1.33          $1.12           $0.17
                                                       ===========    ===========        ========
  Diluted..........................................          $1.33          $1.12           $0.17
                                                       ===========    ===========        ========

                         CAPTEC NET LEASE REALTY, INC.

     The fair value per share of each option granted was estimated at the date of the grant using the Black-Scholes option-pricing model using the following assumptions for grants in 1999, 1998 and 1997:

                                                         1999            1998        1997
                                                         ----            ----        ----
Estimated fair value per share of Options granted
  during year........................................    $2.60       $3.15           $3.42
Assumptions:
  Annualized dividend yield..........................     11.6%      8.33%           8.33%
  Common stock price volatility......................       37%      25%, 31%        20%
  Risk-free rate of return...........................      4.7%      5.6%, 4.6%      6.18%
  Expected option term (in years)....................        5       5               5

12. PROVISION FOR UNBILLED RENT

     During 1998, Boston Chicken and the majority of its operating subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company's 27 Boston Chicken leases were rejected. During the year ended December 1998 the Company recorded a one-time non-cash charge of approximately $865,000 related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates.

13. DIRECTORS' DEFERRED COMPENSATION PLAN

     The Company sponsors a Directors' Deferred Compensation Plan (the "Deferred Plan") for the purpose of retaining persons of competence and stature to serve as Independent Directors by giving them an option to defer receipt of the fees payable to them by the Company for their services as directors. Expense related to the Deferred Plan was $125,000 and $103,000 for the years ended December 31, 1999 and 1998, respectively.

14. OTHER INFORMATION

     In January 2000, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which were paid on January 19, 2000.

     On December 20, 1999 the Company announced its intent to merge with its affiliates, Captec Financial Group, Inc. and Captec Net Lease Realty Advisors, Inc. The merger is subject to both SEC review and shareholder approval. In conjunction with the merger, the Company plans to change its tax status from a REIT to a C-corp. As a C-corp the Company will no longer be required to distribute 95% of its income to shareholders and will be subject to Federal Income tax. Upon consummation of the merger, the Company will assume the name Captec Financial Group, Inc.

                         CAPTEC NET LEASE REALTY, INC.

15. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth the quarterly results of operations for the years ended December 31, 1999 and 1998 (not covered by Independent Accountants' Report):

                                                                    QUARTER
                                                     -------------------------------------
                                                      FIRST    SECOND     THIRD    FOURTH
                                                      -----    ------     -----    ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Total revenue......................................  $7,036    $7,049    $7,372    $7,531
Income before equity income of joint venture,
  gain/(loss) on sales of property and accounting
  change...........................................  $3,599    $3,669    $3,699    $3,695
Net income.........................................  $3,212    $3,659    $3,922    $2,940
Income per common share:
  Basic............................................  $ 0.34    $ 0.38    $ 0.41    $ 0.31
  Diluted..........................................  $ 0.34    $ 0.38    $ 0.41    $ 0.31

1998
Total revenue......................................  $5,624    $6,413    $7,412    $6,237
Income before gain/(loss) on sales of property.....  $3,288    $3,645    $2,948    $3,454
Net income.........................................   3,241     3,440     2,057     2,760
Income per common share:
  Basic............................................  $ 0.34    $ 0.36    $ 0.22    $ 0.29
  Diluted..........................................  $ 0.34    $ 0.36    $ 0.22    $ 0.29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Captec Net Lease Realty, Inc.:

     In connection with our audit of the consolidated financial statements of Captec Net Lease Realty, Inc. and subsidiaries as of December 31, 1999 and 1998 and for the period October 1 through December 31, 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PRICEWATERHOUSECOOPERS LLP

January 31, 2000
Detroit, Michigan

                                  SCHEDULE III

                    PROPERTIES AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

CONTRACT                                                                                     TYPE OF      STATE
 NUMBER                         LESSEE                                 CONCEPT              PROPERTY     LOCATION   ENCUMBRANCES
--------                        ------                                 -------              --------     --------   ------------
           PROPERTIES SUBJECT TO OPERATING LEASES:
           COMMENCED LEASES
  5656     Golden Corral Corporation.......................  Golden Corral                 Restaurant       TX          (a)
  5735     The Synder Group Company........................  Red Robin                     Restaurant       CO          (a)
  5761     Thomas and King, Inc............................  Applebee's                    Restaurant       OH          (a)
  5772     Platinum Properties, LLC........................  Boston Market                 Restaurant       NC          (a)
  5778     Roadhouse Grill Buffalo, LLC....................  Roadhouse Grill               Restaurant       NY          (a)
  5860     Huntington Restaurant Group.....................  Denny's                       Restaurant       TX          (a)
  5861     America's Favorite Chicken Co...................  Popeye's                      Restaurant       GA          (a)
  5888     Pacific Apple Oregon, Inc.......................  Applebee's                    Restaurant       WA          (a)
  5892     DenAmerica Corp.................................  Denny's                       Restaurant       TX          (a)
  5893     DenAmerica Corp.................................  Denny's                       Restaurant       TX          (a)
  5899     DenAmerica Corp.................................  Denny's                       Restaurant       NC          (a)
  5900     DenAmerica Corp.................................  Denny's                       Restaurant       NC          (a)
  5929     Vacant..........................................  Vacant                        Restaurant       GA          (a)
  5932     Gourmet Systems, Inc............................  Applebee's                    Restaurant       MO          (a)
  5934     Red Robin International, Inc....................  Red Robin                     Restaurant       WA          (a)
  5954     Gourmet Systems, Inc............................  Applebee's                    Restaurant       MO          (a)
  5976     Pacific Coast Restaurant, Inc...................  Stanford's                    Restaurant       CO          (a)
  5977     The Synder Group Company........................  Red Robin                     Restaurant       CO          (a)
  5992     Family Restaurants, Inc.........................  Carrows                       Restaurant       CA          (a)
  5993     Family Restaurants, Inc.........................  Carrows                       Restaurant       CA          (a)
  5994     Family Restaurants, Inc.........................  Carrows                       Restaurant       CA          (a)
  6016     P&L Food Services, LLC..........................  Boston Market                 Restaurant       OH          (a)
  6017     Boston Market Vacant............................  Vacant                        Restaurant       PA          (a)
  6018     Boston Market Vacant............................  Vacant                        Restaurant       WA          (a)
  6030     Family Restaurants, Inc.........................  Carrows                       Restaurant       CA          (a)
  6034     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           TX          (a)
  6035     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           TX          (a)
  6053     DenAmerica Corp.................................  Denny's                       Restaurant       TX          (a)
  6058     P&L Food Services, LLC..........................  Boston Market                 Restaurant       OH          (a)
  6062     BC Great Lakes, LLC.............................  Boston Market                 Restaurant       MI          (a)
  6064     Boston Market Vacant............................  Vacant                        Restaurant       OR          (a)
  6070     Boston Chicken, Inc.............................  Boston Market                 Restaurant       IL          (a)
  6071     BC Great Lakes, LLC.............................  Boston Market                 Restaurant       IL          (a)
  6073     Boston Market Vacant............................  Vacant                        Restaurant       IN          (a)
  6086     Vacant..........................................  Vacant                        Restaurant       TX          (a)
  6087     Vacant..........................................  Vacant                        Restaurant       TX          (a)
  6110     Huntington Restaurant Group.....................  Denny's                       Restaurant       LA          (a)
  6114     Paragon Steakhouse Restaurant, Inc..............  Mountain Jack's               Restaurant       MI          (a)
  6116     Paragon Steakhouse Restaurant, Inc..............  Mountain Jack's               Restaurant       MI          (a)
  6135     Baby Superstore, Inc............................  Babies R Us                   Retail           MO          (a)
  6138     Paragon Steakhouse Restaurant, Inc..............  Mountain Jack's               Restaurant       OH          (a)
  6144     Boston Chicken, Inc.............................  Boston Market                 Restaurant       IL          (a)
  6145     Platinum Properties, LLC........................  Boston Market                 Restaurant       PA          (a)
  6152     ARG Enterprises, Inc............................  Black Angus                   Restaurant       MN          (a)
  6153     ARG Enterprises, Inc............................  Black Angus                   Restaurant       MN          (a)
  6154     ARG Enterprises, Inc............................  Black Angus                   Restaurant       MN          (a)
  6155     ARG Enterprises, Inc............................  Black Angus                   Restaurant       MN          (a)
  6177     Corral South, Inc...............................  Golden Corral                 Restaurant       FL          (a)
  6192     Western Maryland Fast Foods.....................  Burger King                   Restaurant       WV          (a)

                                          GROSS
                            COST        AMOUNT AT
                         CAPITALIZED      WHICH
                         SUBSEQUENT    CARRIED AT                     DATE OF
CONTRACT  INITIAL COST       TO         CLOSE OF     ACCUMULATED    ACQUISITION/   ACQUISITION/
 NUMBER    TO COMPANY    ACQUISITION     PERIOD      DEPRECIATION   CONSTRUCTION   CONSTRUCTION   DEPRECIATION
--------  ------------   -----------   ----------    ------------   ------------   ------------   ------------

  5656      2,024,425           --       2,024,425      114,057         1995       Acquisition      40 Years
  5735      2,179,000           --       2,179,000       84,981         1998       Acquisition      40 Years
  5761      1,225,000           --       1,225,000       44,712         1998       Acquisition      40 Years
  5772      1,104,000           --       1,104,000       30,912         1998       Acquisition      40 Years
  5778      1,048,395           --       1,048,395       45,853         1995       Acquisition      40 Years
  5860        662,144           --         662,144       61,718         1995       Acquisition      40 Years
  5861        877,941           --         877,941       43,164         1996       Acquisition      40 Years
  5888      1,986,432           --       1,986,432      111,337         1996       Construction     40 Years
  5892        898,908           --         898,908       39,664         1995       Acquisition      40 Years
  5893        894,042           --         894,042       40,291         1995       Acquisition      40 Years
  5899      1,048,663           --       1,048,663       59,419         1995       Acquisition      40 Years
  5900        816,140           --         816,140       50,963         1995       Acquisition      40 Years
  5929      1,186,604     (496,710)(b)     689,894       64,675         1996       Acquisition      40 Years
  5932      2,087,796           --       2,087,796      119,801         1996       Construction     40 Years
  5934      3,153,767           --       3,153,767      174,335         1996       Acquisition      40 Years
  5954      1,772,000           --       1,772,000       59,896         1998       Acquisition      40 Years
  5976      2,427,861           --       2,427,861      153,749         1996       Acquisition      40 Years
  5977      3,283,130           --       3,283,130      176,001         1996       Construction     40 Years
  5992      1,213,931           --       1,213,931       67,776         1996       Acquisition      40 Years
  5993      1,213,931           --       1,213,931       57,094         1996       Acquisition      40 Years
  5994      1,324,288           --       1,324,288       60,450         1996       Acquisition      40 Years
  6016        938,037           --         938,037       44,644         1996       Acquisition      40 Years
  6017        717,323        4,813         722,136       22,460         1996       Acquisition      40 Years
  6018      1,340,841       10,000       1,350,841       67,230         1996       Acquisition      40 Years
  6030      1,103,573           --       1,103,573       76,953         1996       Acquisition      40 Years
  6034        843,130        1,505         844,635       44,119         1996       Acquisition      40 Years
  6035        790,158        1,506         791,664       53,798         1996       Acquisition      40 Years
  6053      1,213,931           --       1,213,931       63,320         1996       Construction     40 Years
  6058        767,065           --         767,065       36,160         1996       Construction     40 Years
  6062      1,070,466           --       1,070,466       46,919         1997       Acquisition      40 Years
  6064      1,218,782       10,000       1,228,782       68,630         1996       Acquisition      40 Years
  6070      1,880,489           --       1,880,489       89,763         1996       Acquisition      40 Years
  6071        887,273           --         887,273       45,520         1996       Acquisition      40 Years
  6073      1,644,324           --       1,644,324       95,297         1996       Construction     40 Years
  6086        280,620     (210,170)(b)      70,450       28,050         1995       Acquisition      40 Years
  6087        280,620     (235,210)(b)      45,410       28,051         1995       Acquisition      40 Years
  6110      1,182,368           --       1,182,368       59,049         1997       Construction     40 Years
  6114      1,533,967           --       1,533,967       98,180         1996       Acquisition      40 Years
  6116      1,125,645           --       1,125,645       58,652         1996       Acquisition      40 Years
  6135      3,156,219        1,315       3,157,534      186,886         1996       Acquisition      40 Years
  6138      1,655,360           --       1,655,360       78,188         1997       Construction     40 Years
  6144      1,909,327           --       1,909,327       77,348         1997       Construction     40 Years
  6145      1,122,178           --       1,122,178       25,957         1997       Construction     40 Years
  6152      2,836,183           --       2,836,183      141,963         1996       Acquisition      40 Years
  6153      2,030,575           --       2,030,575      124,369         1996       Acquisition      40 Years
  6154      2,350,611           --       2,350,611      128,642         1996       Acquisition      40 Years
  6155      2,472,004           --       2,472,004      112,755         1996       Acquisition      40 Years
  6177      2,273,361           --       2,273,361       80,857         1997       Construction     40 Years
  6192        993,425           --         993,425       38,350         1997       Construction     40 Years


CONTRACT                                                                                     TYPE OF      STATE
 NUMBER                         LESSEE                                 CONCEPT              PROPERTY     LOCATION   ENCUMBRANCES
--------                        ------                                 -------              --------     --------   ------------
  6217     Blockbuster Entertainment, Inc..................  Blockbuster Music             Retail           AL          (a)
  6224     Video Update, Inc...............................  Video Update                  Retail           AZ          (a)
  6225     Vacant..........................................  Vacant                        Retail           IL          (a)
  6302     RTM, Inc........................................  Arby's                        Restaurant       IN          (a)
  6314     Corral of Brandon, LP...........................  Golden Corral                 Restaurant       FL          (a)
  6317     Huntington Restaurant Group.....................  Denny's                       Restaurant       AZ          (a)
  6318     Tri-Golden Kearney, LLC.........................  Golden Corral                 Restaurant       NE          (a)
  6319     United Auto Group, Inc..........................  Nissan                        Auto Dealer      GA          (a)
  6320     United Auto Group, Inc..........................  BMW                           Auto Dealer      GA          (a)
  6322     Vacant..........................................  Vacant                        Restaurant       MO          (a)
  6323     Arizona Clubhouse...............................  Damon's                       Restaurant       AZ          (a)
  6324     Progressive Restaurant Concepts.................  Arby's                        Restaurant       GA          (a)
  6336     Schlotzski's, Inc...............................  Schlotzski's Deli             Restaurant       AZ          (a)
  6337     Schlotzski's, Inc...............................  Schlotzski's Deli             Restaurant       AZ          (a)
  6338     Schlotzski's, Inc...............................  Schlotzski's Deli             Restaurant       AZ          (a)
  6341     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           SC          (a)
  6348     Whatco of New Mexico, Inc.......................  Whataburger                   Restaurant       NM          (a)
  6349     Hooters of North Tampa, Inc.....................  Hooters                       Restaurant       FL          (a)
  6351     Video Update, Inc...............................  Video Update                  Retail           NM          (a)
  6367     Video Update, Inc...............................  Video Update                  Retail           MN          (a)
  6372     Virginia QSC....................................  Burger King                   Restaurant       VA          (a)
  6376     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           GA          (a)
  6380     Texas Roadhouse Holdings........................  Texas Roadhouse               Restaurant       CO          (a)
  6381     Texas Roadhouse Holdings........................  Texas Roadhouse               Restaurant       CO          (a)
  6384     Kona Restaurant Group, Inc......................  Carino's                      Restaurant       TX          (a)
  6385     Kona Restaurant Group, Inc......................  Carino's                      Restaurant       TX          (a)
  6387     Boston Chicken, Inc.............................  Boston Market                 Restaurant       MI          (a)
  6388     Boston Market Vacant............................  Vacant                        Restaurant       MI          (a)
  6390     Boston Market Vacant............................  Vacant                        Restaurant       IL          (a)
  6469     RTM, Inc........................................  Arby's                        Restaurant       MI          (a)
  6476     Kona Restaurant Group, Inc......................  Carino's                      Restaurant       TX          (a)
  6477     Kona Restaurant Group, Inc......................  Kona Steakhouse               Restaurant       TX          (a)
  6539     Office Depot, Inc...............................  Office Depot                  Retail           GA          (a)
  6550     Keg Steakhouse, Inc.............................  Keg Steakhouse                Restaurant       WA          (a)
  6551     Keg Steakhouse, Inc.............................  Keg Steakhouse                Restaurant       WA          (a)
  6553     Keg Steakhouse, Inc.............................  Keg Steakhouse                Restaurant       WA          (a)
  6554     Keg Steakhouse, Inc.............................  Keg Steakhouse                Restaurant       OR          (a)
  6583     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           AL          (a)
  6584     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           AL          (a)
  6585     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           AL          (a)
  6586     Sportmart, Inc..................................  Sportmart                     Retail           IL          (a)
  6644     Capital Foods, Inc..............................  Arby's                        Restaurant       OH          (a)
  6661     National Convenience Stores.....................  Stop & Go                     Retail           TX          (a)
  6662     National Convenience Stores.....................  Circle K                      Retail           GA          (a)
  6663     National Convenience Stores.....................  Stop & Go                     Retail           TX          (a)
  6664     National Convenience Stores.....................  Circle K                      Retail           CA          (a)
  6665     National Convenience Stores.....................  Circle K                      Retail           CA          (a)
  6666     National Convenience Stores.....................  Stop & Go                     Retail           TX          (a)
  6667     National Convenience Stores.....................  Stop & Go                     Retail           TX          (a)
  6668     National Convenience Stores.....................  Stop & Go                     Retail           TX          (a)
  6676     The Athlete's Foot Group, Inc...................  Athlete's Foot                Retail           GA          (a)
  6712     Thomas and King, Inc............................  Applebee's                    Restaurant       KY          (a)
  6796     Blockbuster Entertainment, Inc..................  Blockbuster Video             Retail           KY          (a)
  7042     Foodmaker, Inc..................................  Jack In The Box               Restaurant       TX          (a)
  7104     Midwest Robin, LLC..............................  Red Robin                     Restaurant       OH          (a)
  7245     Foodmaker, Inc..................................  Jack In The Box               Restaurant       CA          (a)
  7246     Foodmaker, Inc..................................  Jack In The Box               Restaurant       TX          (a)
  7274     Foodmaker, Inc..................................  Jack In The Box               Restaurant       AZ          (a)

                                          GROSS
                            COST        AMOUNT AT
                         CAPITALIZED      WHICH
                         SUBSEQUENT    CARRIED AT                     DATE OF
CONTRACT  INITIAL COST       TO         CLOSE OF     ACCUMULATED    ACQUISITION/   ACQUISITION/
 NUMBER    TO COMPANY    ACQUISITION     PERIOD      DEPRECIATION   CONSTRUCTION   CONSTRUCTION   DEPRECIATION
--------  ------------   -----------   ----------    ------------   ------------   ------------   ------------
  6217      1,526,653           --       1,526,653       50,001         1997       Acquisition      40 Years
  6224      1,098,541           --       1,098,541       50,131         1997       Acquisition      40 Years
  6225      1,330,484           --       1,330,484       68,420         1997       Acquisition      40 Years
  6302      1,093,288           --       1,093,288       39,077         1997       Acquisition      40 Years
  6314      2,111,500           --       2,111,500       44,633         1998       Construction     40 Years
  6317      1,103,891           --       1,103,891       19,511         1997       Construction     40 Years
  6318      1,032,869           --       1,032,869       27,585         1998       Construction     40 Years
  6319      3,250,023           --       3,250,023      142,204         1997       Acquisition      40 Years
  6320      7,115,013           --       7,115,013      278,957         1997       Acquisition      40 Years
  6322      1,169,979           --       1,169,979       40,621         1997       Acquisition      40 Years
  6323      1,429,445           --       1,429,445       43,950         1997       Acquisition      40 Years
  6324        752,097           --         752,097       24,132         1998       Construction     40 Years
  6336        838,167       15,734         853,901       25,967         1997       Acquisition      40 Years
  6337        825,409       33,484         858,893       26,885         1998       Acquisition      40 Years
  6338        898,896       33,364         932,260       26,992         1998       Acquisition      40 Years
  6341      1,377,353           --       1,377,353       41,905         1997       Acquisition      40 Years
  6348        894,568       53,500         948,068       27,770         1997       Acquisition      40 Years
  6349      1,048,870           --       1,048,870       70,966         1997       Acquisition      40 Years
  6351      1,344,400        3,750       1,348,150       44,804         1998       Acquisition      40 Years
  6367      1,134,740        1,469       1,136,209       41,737         1998       Acquisition      40 Years
  6372      1,102,500           --       1,102,500       33,556         1997       Construction     40 Years
  6376      1,033,801        1,153       1,034,954       37,799         1997       Acquisition      40 Years
  6380      1,365,889        1,181       1,367,070       49,871         1997       Acquisition      40 Years
  6381      1,663,919           --       1,663,919       37,368         1998       Construction     40 Years
  6384      2,070,003           --       2,070,003       63,690         1997       Acquisition      40 Years
  6385      1,917,860           --       1,917,860       74,469         1997       Acquisition      40 Years
  6387      1,171,769           --       1,171,769       37,821         1997       Acquisition      40 Years
  6388      1,150,607           --       1,150,607       34,631         1997       Acquisition      40 Years
  6390      1,293,062           --       1,293,062       38,954         1997       Acquisition      40 Years
  6469        787,500           --         787,500       31,281         1997       Acquisition      40 Years
  6476      1,490,273           --       1,490,273       30,059         1998       Construction     40 Years
  6477      1,728,621           --       1,728,621       29,257         1998       Construction     40 Years
  6539      2,822,117           --       2,822,117      101,466         1998       Acquisition      40 Years
  6550        907,322           --         907,322       24,253         1998       Acquisition      40 Years
  6551      1,782,822           --       1,782,822       32,493         1998       Acquisition      40 Years
  6553      1,236,922           --       1,236,922       39,755         1998       Acquisition      40 Years
  6554        866,356           --         866,356        5,468         1998       Acquisition      40 Years
  6583        874,125           --         874,125       27,613         1997       Acquisition      40 Years
  6584        874,125           --         874,125       27,001         1997       Acquisition      40 Years
  6585      1,115,282           --       1,115,282       25,831         1998       Acquisition      40 Years
  6586      6,097,908        6,253       6,104,161      196,271         1997       Acquisition      40 Years
  6644        685,139           --         685,139       19,312         1998       Construction     40 Years
  6661        841,278        3,998         845,276       31,664         1998       Acquisition      40 Years
  6662      1,229,616        2,869       1,232,485       37,822         1998       Acquisition      40 Years
  6663        635,643        2,131         637,774       18,732         1998       Acquisition      40 Years
  6664      1,417,579        3,105       1,420,684       51,977         1998       Acquisition      40 Years
  6665      1,417,171        3,105       1,420,276       42,856         1998       Acquisition      40 Years
  6666      1,003,882        2,590       1,006,472       34,194         1998       Acquisition      40 Years
  6667        991,496        2,575         994,071       34,575         1998       Acquisition      40 Years
  6668        834,047        2,379         836,426      101,586         1998       Acquisition      40 Years
  6676      1,691,680           --       1,691,680       55,852         1998       Construction     40 Years
  6712      1,730,400           --       1,730,400       55,105         1998       Acquisition      40 Years
  6796        762,936           --         762,936       24,517         1998       Acquisition      40 Years
  7042        893,417           --         893,417       25,809         1998       Acquisition      40 Years
  7104      2,085,750           --       2,085,750       23,068         1999       Construction     40 Years
  7245      1,351,798           --       1,351,798       11,259         1998       Acquisition      40 Years
  7246      1,119,945           --       1,119,945       27,389         1998       Acquisition      40 Years
  7274      1,188,833       (2,462)      1,186,371       21,520         1998       Acquisition      40 Years


CONTRACT                                                                                     TYPE OF      STATE
 NUMBER                         LESSEE                                 CONCEPT              PROPERTY     LOCATION   ENCUMBRANCES
--------                        ------                                 -------              --------     --------   ------------
  7326     Chi-Co, Inc.....................................  Arby's                        Restaurant       NM          (a)
  7327     Chi-Co, Inc.....................................  Arby's                        Restaurant       NM          (a)
  7328     Chi-Co, Inc.....................................  Arby's                        Restaurant       NM          (a)
  7336     Chi-Co, Inc.....................................  Arby's                        Restaurant       CO          (a)
  7439     Boston Chicken, Inc.............................  Boston Market                 Restaurant       PA          (a)
  7445     Kona Restaurant Group, Inc......................  Kona Steakhouse               Restaurant       TX          (a)
  7481     RTM, Inc........................................  Arby's                        Restaurant       OR          (a)
  7483     RTM, Inc........................................  Arby's                        Restaurant       GA          (a)
  7520     Hollywood Entertainment Corp....................  Hollywood Video               Retail           OH          (a)
  7639     Perkins Family Restaurants, L.P.................  Perkins                       Restaurant       FL          (a)
  7709     S&A Properties, Inc.............................  Bennigan's                    Restaurant       CO          (a)
  7710     S&A Properties, Inc.............................  Bennigan's                    Restaurant       CT          (a)
  7711     S&A Properties, Inc.............................  Bennigan's                    Restaurant       FL          (a)
  7712     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       FL          (a)
  7713     S&A Properties, Inc.............................  Bennigan's                    Restaurant       FL          (a)
  7714     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       FL          (a)
  7716     S&A Properties, Inc.............................  Bennigan's                    Restaurant       IL          (a)
  7717     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       IN          (a)
  7718     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       IN          (a)
  7720     S&A Properties, Inc.............................  Bennigan's                    Restaurant       MI          (a)
  7721     S&A Properties, Inc.............................  Bennigan's                    Restaurant       NC          (a)
  7722     S&A Properties, Inc.............................  Bennigan's                    Restaurant       OK          (a)
  7723     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       OK          (a)
  7725     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       TX          (a)
  7726     S&A Properties, Inc.............................  Bennigan's                    Restaurant       TX          (a)
  7727     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       VA          (a)
  7729     S&A Properties, Inc.............................  Steak & Ale                   Restaurant       TX          (a)
  7730     S&A Properties, Inc.............................  Bennigan's                    Restaurant       FL          (a)
  7770     Hollywood Entertainment Corp....................  Hollywood Video               Retail           GA          (a)
  7771     Hollywood Entertainment Corp....................  Hollywood Video               Retail           CO          (a)
  7839     Sterling Jewelers, Inc..........................  Jared Jewelers                Retail           VA          (a)
  8713     Border Foods, Inc...............................  Taco Bell                     Restaurant       MN          (a)
  8751     Morgan's Restaurants of PA......................  KFC                           Restaurant       PA          (a)
  8791     RTM, Inc........................................  Arby's                        Restaurant       OH          (a)
  8830     South Sound Restaurants.........................  KFC                           Restaurant       WA          (a)
  8843     Sybra, Inc......................................  Arby's                        Restaurant       PA          (a)
  8871     Skippers, Inc...................................  Skipper's Fish & Chips        Restaurant       WA          (a)
  9229     Wendy's of New York, Inc........................  Wendy's                       Restaurant       PA          (a)
  9256     NPC International, Inc..........................  Pizza Hut                     Restaurant       GA          (a)
  9263     NPC International, Inc..........................  Pizza Hut                     Restaurant       FL          (a)
  9273     NPC International, Inc..........................  Pizza Hut                     Restaurant       AL          (a)
  9274     NPC International, Inc..........................  Pizza Hut                     Restaurant       AL          (a)
  9279     Mita Enterprises, LLC...........................  Pizza Hut                     Restaurant       CT          (a)
  9283     ADFP II, LLC....................................  Pizza Hut                     Restaurant       NY          (a)
  9284     ADFP I, LLC.....................................  Pizza Hut                     Restaurant       NJ          (a)
  9286     ADFP I, LLC.....................................  Pizza Hut                     Restaurant       NY          (a)
  9326     Champps Entertainment, Inc......................  Champps Americana             Restaurant       GA          (a)
                                                             SUBTOTAL -- COMMENCED LEASES
                                                             CONSTRUCTION DRAWS ON LEASES
  6649     Claim Jumper Associates, Ltd....................  Claim Jumper                  Restaurant       AZ          (a)
  8787     Claim Jumper Associates, Ltd....................  Claim Jumper                  Restaurant       CA          (a)
  7293     Solano Mall (PCF Investments)...................  Edward Bros./Best Buy         Retail           CA          (a)
  9136     Rite-Aid Corporation............................  Rite Aid                      Retail           AL          (a)
                                                             SUBTOTAL -- CONSTRUCTION DRAWS

                                          GROSS
                            COST        AMOUNT AT
                         CAPITALIZED      WHICH
                         SUBSEQUENT    CARRIED AT                     DATE OF
CONTRACT  INITIAL COST       TO         CLOSE OF     ACCUMULATED    ACQUISITION/   ACQUISITION/
 NUMBER    TO COMPANY    ACQUISITION     PERIOD      DEPRECIATION   CONSTRUCTION   CONSTRUCTION   DEPRECIATION
--------  ------------   -----------   ----------    ------------   ------------   ------------   ------------
  7326        772,500           --         772,500       14,961         1998       Acquisition      40 Years
  7327        927,000           --         927,000       22,216         1998       Acquisition      40 Years
  7328        745,720           --         745,720       22,486         1998       Acquisition      40 Years
  7336        721,000           --         721,000       14,450         1998       Construction     40 Years
  7439        909,531           --         909,531       30,401         1997       Construction     40 Years
  7445      2,204,200           --       2,204,200       19,055         1999       Construction     40 Years
  7481        978,500           --         978,500       29,012         1998       Acquisition      40 Years
  7483        587,100           --         587,100       19,162         1998       Acquisition      40 Years
  7520        781,834        1,062         782,896       16,276         1998       Acquisition      40 Years
  7639        956,704       60,000       1,016,704       16,994         1999       Acquisition      40 Years
  7709      1,844,419           --       1,844,419       47,265         1998       Acquisition      40 Years
  7710      1,611,591           --       1,611,591       26,191         1998       Acquisition      40 Years
  7711      1,596,500           --       1,596,500       34,666         1998       Acquisition      40 Years
  7712      1,461,163           --       1,461,163       32,082         1998       Acquisition      40 Years
  7713      1,892,325           --       1,892,325       38,479         1998       Acquisition      40 Years
  7714      1,381,597           --       1,381,597       23,266         1998       Acquisition      40 Years
  7716      2,678,000           --       2,678,000       49,170         1998       Acquisition      40 Years
  7717      1,461,163           --       1,461,163       38,069         1998       Acquisition      40 Years
  7718      1,245,581           --       1,245,581       37,941         1998       Acquisition      40 Years
  7720      1,588,434           --       1,588,434       38,323         1998       Acquisition      40 Years
  7721      1,662,617           --       1,662,617       32,877         1998       Acquisition      40 Years
  7722      2,034,250           --       2,034,250       48,397         1998       Acquisition      40 Years
  7723      1,588,434           --       1,588,434       39,777         1998       Acquisition      40 Years
  7725      1,461,163           --       1,461,163       37,914         1998       Acquisition      40 Years
  7726      1,700,698           --       1,700,698       41,528         1998       Acquisition      40 Years
  7727      1,700,698           --       1,700,698       37,318         1998       Acquisition      40 Years
  7729      1,293,488           --       1,293,488       34,987         1998       Acquisition      40 Years
  7730      1,413,256           --       1,413,256       31,831         1998       Acquisition      40 Years
  7770      1,446,223           --       1,446,223       17,250         1999       Construction     40 Years
  7771        953,661           --         953,661       13,672         1999       Construction     40 Years
  7839      2,013,333           --       2,013,333       33,240         1999       Construction     40 Years
  8713      1,725,250           --       1,725,250       10,772         1999       Acquisition      40 Years
  8751      1,001,032           --       1,001,032       39,730         1996       Acquisition      40 Years
  8791        843,989           --         843,989       33,073         1996       Acquisition      40 Years
  8830      1,175,689           --       1,175,689       40,269         1996       Construction     40 Years
  8843        932,810           --         932,810       40,380         1996       Acquisition      40 Years
  8871        989,848           --         989,848       40,767         1996       Acquisition      40 Years
  9229        750,701           --         750,701       21,617         1997       Acquisition      40 Years
  9256        386,138           --         386,138        2,093         1999       Acquisition      40 Years
  9263        370,674           --         370,674          754         1999       Acquisition      40 Years
  9273        322,634           --         322,634        1,599         1999       Acquisition      40 Years
  9274        553,672           --         553,672          365         1999       Acquisition      40 Years
  9279        552,272           --         552,272        1,401         1999       Acquisition      40 Years
  9283        704,732           --         704,732        2,030         1999       Acquisition      40 Years
  9284        303,749           --         303,749          317         1999       Acquisition      40 Years
  9286        551,804           --         551,804        1,530         1999       Acquisition      40 Years
  9326      3,804,820           --       3,804,820        3,420         1999       Acquisition      40 Years
          -----------     --------     -----------    ---------
          215,238,326     (681,712)    214,556,614    7,594,722
          -----------     --------     -----------    ---------

  6649      3,648,889           --       3,648,889           --         1998       Construction           --
  8787      1,259,727           --       1,259,727           --         1999       Construction           --
  7293      3,627,692           --       3,627,692           --         1998       Construction           --
  9136      2,117,455           --       2,117,455           --         1999       Construction           --
          -----------     --------     -----------    ---------
           10,653,762           --      10,653,762           --
          -----------     --------     -----------    ---------


CONTRACT                                                                                     TYPE OF      STATE
 NUMBER                         LESSEE                                 CONCEPT              PROPERTY     LOCATION   ENCUMBRANCES
--------                        ------                                 -------              --------     --------   ------------
                                                             TOTAL -- PROPERTIES SUBJECT TO OPERATING LEASES
                                                             PROPERTIES SUBJECT TO FINANCING LEASES:
  7837     Sterling Jewelers, Inc..........................  Jared Jewelers                Retail           FL          (a)
  7840     Sterling Jewelers, Inc..........................  Jared Jewelers                Retail           AZ          (a)
  7841     Sterling Jewelers, Inc..........................  Jared Jewelers                Retail           AZ          (a)
  7838     Sterling Jewelers, Inc..........................  Jared Jewelers                Retail           TX          (a)
                                                             TOTAL -- PROPERTIES SUBJECT TO FINANCING  LEASES

                                          GROSS
                            COST        AMOUNT AT
                         CAPITALIZED      WHICH
                         SUBSEQUENT    CARRIED AT                     DATE OF
CONTRACT  INITIAL COST       TO         CLOSE OF     ACCUMULATED    ACQUISITION/   ACQUISITION/
 NUMBER    TO COMPANY    ACQUISITION     PERIOD      DEPRECIATION   CONSTRUCTION   CONSTRUCTION   DEPRECIATION
--------  ------------   -----------   ----------    ------------   ------------   ------------   ------------
          225,892,088     (681,712)    225,210,376    7,594,722
          ===========     ========     ===========    =========
  7837      1,179,620       10,242       1,189,862           (c)        1998       Construction          (c)
  7840      1,087,808       63,603       1,151,411           (c)        1998       Construction          (c)
  7841        861,396       32,706         894,102           (c)        1998       Construction          (c)
  7838      1,082,076           --       1,082,076           (c)        1999       Construction          (c)
          -----------     --------     -----------    ---------
            4,210,900      106,551       4,317,451           --
          ===========     ========     ===========    =========

-------------------------

(a)  Property is encumbered as part of the Company's $115 million note payable.

(b)  The Company determined to record an impairment loss.

(c) The Company owns only the building for this property. The land is subject to a ground lease between the tenant and an unrelated third party. For financial reporting purposes, the lease for the building has been recorded as a financing lease; therefore, depreciation is not applicable.

     The changes in total properties for the years ended December 31, 1999 and 1998 are as follows:

                                                                  1999           1998
                                                                  ----           ----
Balance, beginning of year..................................  $226,011,869   $153,416,796
Acquisitions................................................    22,600,058     78,116,356
Dispositions and other......................................   (23,401,551)    (5,521,283)
                                                              ------------   ------------
Balance, end of year........................................  $225,210,376   $226,011,869
                                                              ============   ============

     The changes in accumulated depreciation for the years ended December 31, 1999 and 1998 are as follows:

                                                                 1999         1998
                                                                 ----         ----
Balance, beginning of year..................................  $4,662,208   $1,925,245
Depreciation expense........................................   3,367,922    2,897,294
Dispositions and other......................................    (435,408)    (160,331)
                                                              ----------   ----------
Balance, end of year........................................  $7,594,722   $4,662,208
                                                              ==========   ==========