Form 10-Q
period 2000-03-31
CAPTEC NET LEASE REALTY INC
filed 2000-05-15
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                9,508,108 shares of Common Stock, $.01 par value, outstanding as of May 15, 2000.

                          CAPTEC NET LEASE REALTY, INC.
                                AND SUBSIDIARIES

                                    CONTENTS


ITEM NO.                                                                  PAGE

  PART I   FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets                                       3
           Consolidated Statements of Operations                             4
           Consolidated Statement of Changes in Stockholders' Equity         5
           Consolidated Statements of Cash Flows                             6
           Consolidated Notes to Financial Statements                     7-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11-13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk       13

 PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                13
  Item 2.  Changes in Securities                                            13
  Item 3.  Defaults upon Senior Securities                                  13
  Item 4.  Submission of Matters to a Vote of Security Holders              13
  Item 5.  Other Information                                                13
  Item 6.  Exhibits and Report on Form 8-K                                  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                MARCH 31,         DECEMBER 31,
                                                                                  2000               1999
                                                                                ---------         ------------
ASSETS                                                                         (unaudited)

Cash and cash equivalents                                                    $     941,645      $   1,035,607

Investments:
   Properties subject to operating leases, net                                 215,494,495        217,615,654
   Properties subject to financing leases, net                                   4,442,545          4,407,195
   Loans to affiliates, collateralized by mortgage loans                         5,855,548         10,979,804
   Investment in joint venture                                                   7,456,436          7,305,894
   Investment in affiliated limited partnerships, net                            4,218,613          4,251,568
   Other loans, related party                                                      382,152            390,520
                                                                             -------------      -------------
             Total investments                                                 237,849,789        244,950,635

Short-term loans to affiliates                                                   5,499,097            398,471
Unbilled rent, net                                                               6,527,182          6,027,221
Accounts receivable                                                                518,971            491,052
Due from affiliates                                                              1,813,158          1,326,307
Other assets                                                                     2,111,971          1,292,399
                                                                             -------------      -------------
             Total assets                                                    $ 255,261,813      $ 255,521,692
                                                                             =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                             $ 116,284,834      $ 116,921,555
   Accounts payable and accrued expenses                                         3,151,655          2,672,529
   Federal income tax payable                                                      719,000            719,000
   Security deposits held on leases                                                272,943            272,943
                                                                             -------------      -------------
             Total liabilities                                                 120,428,432        120,586,027
                                                                             -------------      -------------

Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                                      95,081             95,081
   Paid in capital                                                             134,711,056        134,711,056
   Retained earnings                                                                27,244            129,528
                                                                             -------------      -------------
             Total stockholders' equity                                        134,833,381        134,935,665
                                                                             -------------      -------------
             Total liabilities and stockholders' equity                      $ 255,261,813      $ 255,521,692
                                                                             =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                               2000           1999
Revenue:
     Rental income from operating leases                   $ 6,138,749   $ 6,005,078
     Earned income from financing leases                       156,849       152,207
     Interest income on loans to affiliates                    316,061       322,705
     Other income, principally affiliated ventures           1,019,705       555,641
                                                           -----------   -----------
              Total revenue                                  7,631,364     7,035,631
                                                           -----------   -----------
Expenses:
     Interest                                                2,546,192     2,239,880
     Management fees, affiliates, net                               --       (68,013)
     General and administrative                                342,596       430,905
     Depreciation and amortization                             864,968       833,409
     Non-recurring merger costs                              1,143,000            --
                                                           -----------   -----------
              Total expenses                                 4,896,756     3,436,181
                                                           -----------   -----------
              Net income before equity in joint venture,
                  gain/(loss) on sale of properties
                  and accounting change                      2,734,608     3,599,450

Equity in net income of joint venture                          150,542            --

Gain/(loss) on sale of properties                              625,647       (50,973)
                                                           -----------   -----------
              Net income before accounting change            3,510,797     3,548,477

Cummulative effect of accounting change                             --      (336,875)
                                                           -----------   -----------
              Net Income                                   $ 3,510,797   $ 3,211,602
                                                           ===========   ===========
              Basic and Diluted EPS:
                  Income before accounting change          $      0.37   $      0.37
                                                           ===========   ===========
                  Accounting change                        $        --   $     (0.03)
                                                           ===========   ===========
                  Net Income                               $      0.37   $      0.34
                                                           ===========   ===========

Weighted average number of common shares
     outstanding                                             9,508,108     9,508,108
                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)


                                                   Common Stock                                             Total
                                              -----------------------       Paid-In       Retained      Stockholders'
                                                Shares       Amount         Capital       Earnings          Equity
                                                ------       ------         -------       --------      -------------
BALANCE, JANUARY 1, 2000                       9,508,108     $ 95,081    $ 134,711,056     $ 129,528     $ 134,935,665

Net Income                                             -            -                -     3,510,797         3,510,797

Common stock dividends ($0.38 per share)               -            -                -    (3,613,081)       (3,613,081)
                                               ---------     --------    -------------    ----------     -------------
BALANCE, MARCH 31, 2000                        9,508,108     $ 95,081    $ 134,711,056    $   27,244     $ 134,833,381
                                               =========     ========    =============    ==========     =============


The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Three Months Ended
                                                                             March 31,
                                                                 ----------------------------
                                                                      2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 3,510,797    $ 3,211,602
Adjustments to net income:
   Depreciation and amortization                                      864,968        833,409
   Accounting change                                                       --        336,875
   Amortization of debt issuance costs                                198,990        142,160
   Equity in net income of joint venture                             (150,542)            --
   (Gain)/loss on sale of property                                   (625,647)        50,973
   Increase in unbilled rent                                         (499,961)      (645,679)
   Increase in accounts receivable and other assets                (1,530,406)      (454,920)
   Increase (decrease) in accounts payable and accrued expenses       479,126       (573,422)
                                                                  -----------    -----------
   Net cash provided by operating activities                        2,247,325      2,900,998
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases              (3,954,479)    (3,446,346)
Acquisition of properties subject to financing leases                      --     (1,115,570)
Advances on short-term loans to affiliates, net                    (5,100,626)      (658,434)
Proceeds from the disposition of properties                         5,866,346        454,594
Collections on loans to affiliates, collateralized by
   mortgage loans                                                   5,124,256        658,434
Collection of principal on other loans                                  8,368          4,930
Collection of principal on financing leases                           (35,350)       (40,291)
Lease security deposits                                                   --          86,500
                                                                  -----------    -----------
   Net cash provided by (used in) investing activities              1,908,515     (4,056,183)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                     (3,613,081)    (3,565,540)
Borrowings of notes payable                                         7,000,000      2,500,000
Repayments of notes payable                                        (7,636,721)            --
                                                                  -----------    -----------
   Net cash used in financing activities                           (4,249,802)    (1,065,540)
                                                                  -----------    -----------
NET CASH FLOWS                                                        (93,962)    (2,220,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,035,607      4,488,565
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   941,645    $ 2,267,840
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                         $ 2,704,879    $ 2,782,887
                                                                  ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION: The Company, which has operated as a REIT since November 1997, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and national retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's leases typically provide for minimum rent plus specified fixed periodic rent increases

         OTHER INFORMATION: On December 20, 1999 the Company executed an Omnibus Agreement and Plan of Merger by and among the Company, Captec Acquisition, Inc., a wholly-owned subsidiary of the Company, Captec Financial Group, Inc., and Captec Advisors. The merger agreement provided for the merger of Captec Acquisition with and into Financial Group and of Captec Advisors with and into the Company. Upon consummation of the merger, Financial Group would have become a wholly-owned subsidiary of the Company and the separate corporate existence of Captec Advisors would have terminated. Financial Group and Captec Advisors are affiliates of the Company.

         The merger agreement contained numerous customary and transaction specific representations, warranties, covenants and conditions to closing. Although the Delaware General Corporation Law did not require that the merger be approved by stockholders of the Company, the merger agreement provided that the merger be subject to the affirmative vote of a majority of the shares of the common stock, excluding shares of the common stock owned by officers, directors or affiliates of the Company who or that are also officers, directors or affiliates of Financial Group or Captec Advisors.

         On May 1, 2000 all parties to the merger mutually agreed to terminate the merger agreement and the Company effectively withdrew the related preliminary proxy statement that had been filed with the United States Securities and Exchange Commission.

         UNAUDITED INTERIM FINANCIAL INFORMATION: The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999 have not been audited. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.

         NEW PRONOUNCEMENTS: In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the first quarter of the first fiscal year beginning after June 15, 2000 (January 1, 2001 for the Company). The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has not yet determined the impact that the adoption of the statement will have on its earnings or statement of financial position.

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

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 2000 presentations.

     2.  PROPERTIES SUBJECT TO OPERATING LEASES:

         Properties subject to operating leases represent various properties leases to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. Most leases also provide for one or more five year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated periods during the fifth to seventh lease years.

         The Company's investment in properties subject to operating leases includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following as of March 31:


                                                                                2000                 1999
                                                                                ----                 ----
                      Land                                                    $ 86,363,926         $ 82,415,699
                      Buildings and improvements                               136,030,293          132,302,561
                      Construction draws on properties                           1,259,727           14,226,708
                                                                              ------------         ------------
                                                                               223,653,946          228,944,968
                      Less accumulated depreciation                             (8,159,451)          (5,485,448)
                                                                              ------------         ------------
                      Total                                                   $215,494,495         $223,459,520
                                                                              ============         ============

         The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease to all construction related costs advanced through construction draws, including interest during the construction period. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building. At March 31, 2000 the Company had approximately $1.9 million of unfunded commitments on properties under construction.

     3.  FINANCING LEASES:

         Properties subject to financing leases is comprised of four properties whereby the Company owns only the building and the land is subject to a ground lease between the tenant and an unrelated third party. The net investment in financing leases is comprised of the following as of March 31:


                                                                          2000                     1999
                                                                          ----                     ----

                   Minimum lease payments to be received                $10,027,037            $10,519,387
                   Estimated residual value                                       -                      -
                                                                        -----------            -----------
                          Gross investment in financing leases           10,027,037             10,519,387
                   Unearned income                                       (5,584,492)            (6,234,702
                                                                        -----------            -----------
                          Net investment in financing leases            $ 4,442,545            $ 4,284,685
                                                                        ===========            ===========

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     4.  INVESTMENT IN JOINT VENTURE:

         In 1999 the Company invested $7.1 million for a 22.6% membership interest in FC Venture I, LLC. The investment is accounted for under the equity method. Summarized financial information of the Company's joint venture investment as of and for the three months ended March 31, 2000 is set forth below:


         Investment in properties subject to leases, net                          $40,530,058
         Total assets                                                              42,863,730
         Notes payable                                                              9,111,594
         Total liabilities                                                         10,819,340
         Members' equity                                                           32,044,390
         Revenues                                                                     997,257
         Net income                                                                   666,113

     5.  NOTES PAYABLE:

         The Company's credit facility, as amended December 1, 1998, provides up to $125 million for the acquisition and development of properties and working capital. The credit facility has a three year term and is subject to certain borrowing base restrictions. The Company had approximately $116.3 million of aggregate outstanding borrowings under the credit facility at March 31, 2000.

     6.  EARNINGS PER SHARE:

         Stock options currently outstanding were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's common stock during the three months ended March 31, 2000 and 1999.

     7.  NON-RECURRING MERGER COSTS:

         As described in Note 1 above, the Company terminated a merger agreement on May 1, 2000 that resulted in the Company recognizing expense of $1.1 million in non-recurring merger costs in the three month period ended March 31, 2000. Merger costs of approximately $700,000 which represent services that have near term potential benefit are included in other assets as of March 31, 2000.

     8.  RELATED PARTY TRANSACTIONS:

         The Company is party to an advisory agreement, as amended, with Captec Net Lease Realty Advisors, Inc., an affiliate, whereby the Company pays to Captec Advisors a management fee and earns a reduction in management fees paid to Captec Advisors based on the acquisition levels of Family Realty, Inc. and Family Realty II, Inc. each of which the Company owns a 60% non-voting common stock. During the three months ended March 31, 2000 the Company incurred approximately $377,000 in management fees and received an equal reduction in the management fees from Captec Advisors.

         In 1999 Family Realty II, Inc. was formed and as a result the Company received $100,000 for formation costs incurred during the three months ended March 31, 2000. In addition, the Company received $100,000 in management fees from Family Realty II during the three months ended March 31, 2000. Both the formation cost and management fee have been record in other income.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     9.  SUBSEQUENT EVENTS:

         In April 2000, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which was paid on April 18, 2000.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. The Company's triple-net leases generally impose on the lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company's leases typically provide for minimum rent plus specified fixed periodic rent. Other revenues are derived primarily from fee income earned from affiliates and interest income on loans to affiliates.

         As of March 31, 2000, the Company owned 160 properties, located in 28 states, subject to long-term net leases with 62 different lessees under major restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Best Buy, Athlete's Foot, Blockbuster Video, and Jared Jewelers.

         RESULTS OF OPERATIONS

         During the three months ended March 31, 2000 total revenue increased 8.5% to $7.6 million as compared to $7.0 million for the three months ended March 31, 1999. Rental revenue from operating leases for the three months ended March 31, 2000 increased 2.2% to $6.1 million as compared to $6.0 million for the three months ended March 31, 1999, primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods. Earned income from financing leases for the three months ended March 31, 2000 increased 3.0% to approximately $157,000 for the three months ended March 31, 2000 as compared to approximately $152,000 for the three months ended March 31, 1999. The increase is the result of one financing lease commencing in February 1999 resulting in only two months of income in 1999 as compared to three months of income in 2000. Interest income on loans to affiliates decreased 2.1% to approximately $316,000 for the three months ended March 31, 2000 as compared to approximately $323,000 for the three months ended March 31, 1999 as a result of principal payments received on loans to affiliates in preceeding periods. Other income increased 83.5% to $1.0 million for the three months ended March 31, 2000 as compared to $556,000 for the three months ended March 31, 1999 due to fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures.

         Total expenses increased 42.5% to $4.9 million for the three months ended March 31, 2000 as compared to $3.4 million for the three months ended March 31, 1999. Interest expense increased 13.7% to $2.5 million for the three months ended March 31, 2000 as compared to $2.2 million for the three months ended March 31, 1999. The increase was due to a $2.1 million increase in the average outstanding borrowings under the Company's credit facility used to fund the acquisition and development of properties and a 64 basis point increase in the weighted average interest rate. General and administrative expenses, including management fees to affiliates, decreased 5.6% to approximately $343,000 for the three months ended March 31, 2000 as compared to approximately $363,000 for the three months ended March 31, 1999 as a result of minor general cost savings. Depreciation and amortization increased 3.8% to approximately $865,000 for the three months ended March 31, 2000 as compared to approximately $833,000 for the three months ended March 31, 1999. The increase is due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods. Non-recurring merger costs increased to $1.1 million during the three months ended March 31, 2000 as a result of the termination of the merger agreement.

         In 1999 the Company invested $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture. During the three months ended March 31, 2000 the Company recorded approximately $151,000 as its portion of FC Venture's equity earnings.

         The Company sold three properties during the three months ended March 31, 2000, collecting total net proceeds of $5.9 million and reflected a gain totaling approximately $625,400 on the sale of these properties.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company recognized a $336,875 non-cash charge during the three months ended March 31, 1999 for the balance of unamortized organization costs which resulted in net income for the three months ended March 31, 1999 of $3.2 million.

         As a result of the foregoing, the Company's net income after accounting change increased 9.3% to $3.5 million for the three months ended March 31, 2000 as compared to $3.2 million for the three months ended March 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisition and development have been typically funded out of proceeds from borrowings. The Company expects to meet its liquidity requirements, which are principally property acquisition and development and scheduled debt maturities, through a variety of future sources of capital, including long-term collateralized and uncollateralized indebtedness, the issuance of additional equity or debt securities and "off-balance sheet" financing through the formation of joint ventures.

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

         At March 31, 2000 the Company had cash and cash equivalents of approximately $942,000. For the three months ended March 31, 2000, the Company generated cash from operations of $2.2 million as compared to $2.9 million for the three months ended March 31, 1999. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the three months ended March 31, 2000 the Company generated $1.9 million from investing activities as compared to using $4.0 million during the three months ended March 31, 1999. The Company used $4.2 million in financing activities during the three months ended March 31, 2000 as compared to using $1.1 million during the three months ended March 31, 1999.

         CREDIT FACILITY. In February 1998, the Company entered into a syndicated credit facility with First Union National Bank, as agent, to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under a prior credit facility. On December 1, 1998 the Company amended the credit facility to provide up to $125.0 million of debt which is collateralized by the properties. At March 31, 2000 the Company had $116.3 million of aggregate outstanding borrowings under the credit facility.

         The credit facility has a three year term and the revolving credit borrowings are subject to borrowing base restrictions. The credit facility is subject to covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. At March 31, 2000 the Company is in compliance with all debt covenants. The credit facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. In connection with the credit facility the Company incurred issuance costs of $1.7 million and is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

         The credit facility expires in February 2001 and may be renewed subject to the consent of the lender. Upon expiration, the entire outstanding balance of the credit facility will mature and become immediately due and payable. At that time, the Company expects to refinance such debt either through additional debt financings collateralized by individual properties or groups of properties, by uncollateralized private or public debt offerings or by additional equity offerings. No assurances can be made that the company will be able to refinance such debt.

         PROPERTY ACQUISITIONS AND COMMITMENTS. During the three months ended March 31, 2000 the Company acquired properties for an aggregate acquisition cost of $4.0 million. As of March 31, 2000, the Company had entered into commitments to acquire 90 properties totaling $196.7 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of sources of capital, including borrowings under the credit facility, other long-term collateralized and uncollateralized indebtedness, "off-balance sheet" financing through the formation of joint ventures and the issuance of additional equity or debt securities. Property acquisition commitments are expected to generate demand for additional capital in the future.

         DIVIDENDS. During the three months ended March 31, 2000 the Company paid dividends of $3,613,081. In April 2000, the Company declared a first quarter dividend on its common stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to shareholders of record on April 11, 2000 and was paid on April 18, 2000. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents a risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk arises from interest rate risk inherent in its financial instruments. The Company is not subject to foreign currency exchange rate risk or commodity price risk.

         The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At March 31, 2000 approximately 100% of the Company's debt bears interest at variable rates of LIBOR rate plus 1.25% to 1.75%.

         The following table presents certain information on the Company's assets and liabilities which are sensitive to interest rate changes at March 31, 2000:


                                                                                                   MATURITY
                                                                                  ------------------------------------------
                                                                                     0 TO 3         1 TO 5
                                                                                     MONTHS          YEARS          TOTAL
                                                                                  -----------   -------------  -------------
         Assets:
           Cash and cash equivalents...........................................   $   941,645   $          --  $     941,645
           Properties subject to operating leases, net(1)......................            --       1,259,727      1,259,727
                                                                                  -----------   -------------  -------------
              Total assets.....................................................   $   941,645   $   1,259,727  $   2,201,372
                                                                                  ===========   =============  =============
         Liabilities
           Notes payable.......................................................   $        --   $ 116,284,834  $ 116,284,834
                                                                                  ===========   =============  =============
           Reprice difference..................................................   $   941,645   $(115,025,107)
           Cumulative gap......................................................   $   941,645   $(114,083,462)

        (1) Represents leases that are under construction and sensitive to interest rate fluctuations.

        A 1% increase in the variable interest rate for the three months ended March 31, 2000 would have resulted in additional interest expense of approximately $174,000.

        The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2000 the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $31.5 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if the LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2001.

                           PART II - OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS.  None.


         ITEM 2. CHANGES IN SECURITIES.  None.


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.


         ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             Exhibit  27.1                  Financial Data Schedule.


        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2000.

        ---------------

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

                                     CAPTEC NET LEASE REALTY, INC.

      May 15, 2000                   By:   /s/ Patrick L. Beach
                                          --------------------------------
                                          Patrick L. Beach
                                          Chief Executive Officer and President

      May 15, 2000                   By:   /s/ W. Ross Martin
                                          --------------------------------
                                          W. Ross Martin
                                          Chief Financial Officer and
                                          Executive Vice President

                                 Exhibit Index


Exhibit No.                   Description

    27                      Financial Data Schedule