Form 10-Q
period 2000-06-30
CAPTEC NET LEASE REALTY INC
filed 2000-08-14
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to
                                                   ----   ----

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


                                 (734) 994-5505
                                 ---------------
                         (Registrant's telephone number)


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

       9,508,108 shares of Common Stock, $.01 par value, outstanding as of
                                August 14, 2000.

                          CAPTEC NET LEASE REALTY, INC.
                                AND SUBSIDIARIES

                                    CONTENTS


 ITEM NO.                                                                                             PAGE
 --------                                                                                             ----

PART I                  FINANCIAL INFORMATION

  Item 1.               Financial Statements:

                        Consolidated Balance Sheets                                                      3
                        Consolidated Statements of Operations                                            4
                        Consolidated Statement of Changes in Stockholders' Equity                        5
                        Consolidated Statements of Cash Flows                                            6
                        Notes to Consolidated Financial Statements                                    7-10

  Item 2.               Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                11-14

  Item 3.               Quantitative and Qualitative Disclosures about Market Risk                      14

PART II                 OTHER INFORMATION

  Item 1.               Legal Proceedings                                                               15
  Item 2.               Changes in Securities                                                           15
  Item 3.               Defaults upon Senior Securities                                                 15
  Item 4.               Submission of Matters to a Vote of Security Holders                             15
  Item 5.               Other Information                                                               15
  Item 6.               Exhibits and Report on Form 8-K                                                 18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                JUNE 30,         DECEMBER 31,
                                                                  2000               1999
                                                                  ----               ----
ASSETS                                                        (unaudited)

Cash and cash equivalents                                    $    970,322     $  1,035,607

Investments:
   Properties subject to operating leases, net                207,318,918      217,615,654
   Properties subject to financing leases, net                  4,475,703        4,407,195
   Loans to affiliates, collateralized by mortgage loans        7,665,805       10,979,804
   Investment in joint venture                                  7,239,371        7,305,894
   Investment in affiliated limited partnerships, net           4,200,484        4,251,568
   Other loans, related party                                     382,351          390,520
                                                             ------------     ------------
             Total investments                                231,282,632      244,950,635

Short-term loans to affiliates                                  3,664,634          398,471
Unbilled rent, net                                              7,184,966        6,027,221
Accounts receivable                                               591,389          491,052
Due from affiliates                                               816,665        1,326,307
Other assets                                                    1,862,068        1,292,399
                                                             ------------     ------------
             Total assets                                    $246,372,676     $255,521,692
                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                             $106,480,027     $116,921,555
   Accounts payable and accrued expenses                        3,352,334        2,672,529
   Federal income tax payable                                        --            719,000
   Security deposits held on leases                               262,861          272,943
                                                             ------------     ------------
             Total liabilities                                110,095,222      120,586,027
                                                             ------------     ------------
Stockholders' Equity:
   Common stock, ($.01 par value) authorized: 40,000,000
     shares; issued and outstanding: 9,508,108                     95,081           95,081
   Paid in capital                                            134,711,056      134,711,056
   Retained earnings                                            1,471,317          129,528
                                                             ------------     ------------
             Total stockholders' equity                       136,277,454      134,935,665
                                                             ------------     ------------
             Total liabilities and stockholders' equity      $246,372,676     $255,521,692
                                                             ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                               -------------------------------     ---------------------------
                                                                    2000              1999             2000            1999
                                                                    ----              ----             ----            ----
Revenue:
     Rental income from operating leases                       $  6,066,499     $  6,214,835      $ 12,205,248     $ 12,219,913
     Earned income from financing leases                            154,658          163,339           311,507          315,546
     Interest income on loans to affiliates                         315,033          311,016           631,094          630,371
     Other income, principally affiliated ventures                  507,499          359,337         1,527,204          918,328
                                                               ------------     ------------      ------------     ------------
              Total revenue                                       7,043,689        7,048,527        14,675,053       14,084,158
                                                               ------------     ------------      ------------     ------------
Expenses:
     Interest                                                     2,567,252        2,243,787         5,113,444        4,483,667
     Management fees, affiliates, net                                     -           (7,515)                -          (75,528)
     General and administrative                                     388,268          294,130           730,864          725,035
     Depreciation and amortization                                  867,545          848,666         1,732,513        1,682,075
     Non-recurring merger costs                                           -                -         1,143,000                -
                                                               ------------     ------------      ------------     ------------
              Total expenses                                      3,823,065        3,379,068         8,719,821        6,815,249
                                                               ------------     ------------      ------------     ------------
              Income before equity in joint venture,
                  gain/(loss) on sale of properties, other
                  non-recurring and accounting change             3,220,624        3,669,459         5,955,232        7,268,909

Equity in net income of joint venture                               144,535                -           295,077                -

Gain/(loss) on sale of properties                                   985,574          (10,446)        1,611,221          (61,419)

Other non-recurring                                                 706,421                -           706,421                -
                                                               ------------     ------------      ------------     ------------
              Income before accounting change                     5,057,154        3,659,013         8,567,951        7,207,490

Cummulative effect of accounting change                                   -                -                 -         (336,875)
                                                               ------------     ------------      ------------     ------------
              Net Income                                       $  5,057,154     $  3,659,013      $  8,567,951     $  6,870,615
                                                               ============     ============      ============     ============
              Basic and Diluted EPS:
                  Income before accounting change              $       0.53     $       0.38      $       0.90     $       0.76
                                                               ============     ============      ============     ============
                  Accounting change                            $          -     $          -      $          -     $      (0.04)
                                                               ============     ============      ============     ============
                  Net Income                                           0.53     $       0.38      $       0.90     $       0.72
                                                               ============     ============      ============     ============
Weighted average number of common shares
     outstanding                                                  9,508,108        9,508,108         9,508,108        9,508,108
                                                               ============     ============      ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)


                                                        Common Stock                                                       Total
                                                -----------------------------        Paid-In            Retained       Stockholders'
                                                   Shares           Amount           Capital            Earnings          Equity
                                                   ------           ------           -------            --------          ------
BALANCE, JANUARY 1, 2000                         9,508,108     $      95,081     $ 134,711,056     $     129,528      $ 134,935,665

Net Income                                               -                 -                 -         8,567,951          8,567,951

Common stock dividends ($0.38 per share)                 -                 -                 -        (7,226,162)        (7,226,162)
                                                 ---------     -------------     -------------     -------------      -------------

BALANCE, JUNE 30, 2000                           9,508,108     $      95,081     $ 134,711,056     $   1,471,317      $ 136,277,454
                                                 =========     =============     =============     =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                               ----------------------------------------
                                                                                         2000                   1999
                                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $    8,567,951         $   6,870,615
Adjustments to net income:
   Depreciation and amortization                                                       1,732,513             1,682,075
   Accounting change                                                                           -               336,875
   Amortization of debt issuance costs                                                   509,193               295,977
   Equity in net income of joint venture                                                (295,077)                    -
   (Gain)/loss on sale of property                                                    (1,640,470)               61,419
   Increase in unbilled rent                                                          (1,157,745)           (1,303,463)
   Increase in accounts receivable and other assets                                     (681,201)             (178,763)
   Decrease in accounts payable and accrued expenses                                     (39,195)             (964,532)
                                                                                  --------------         -------------
   Net cash provided by operating activities                                           6,995,969             6,800,203
                                                                                  --------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases                                 (6,187,101)           (6,219,165)
Acquisition of properties subject to financing leases                                          -            (1,153,037)
Advances on short-term loans to affiliates, net                                       (3,266,163)           (4,448,935)
Proceeds from the transfer of properties to
  joint venture                                                                                              3,385,972
Proceeds from the disposition of properties                                           16,454,522             2,936,896
Collections on loans to affiliates, collateralized by
   mortgage loans                                                                      3,313,999             4,448,935
Collection of principal on other loans                                                     8,169                 7,453
Investment in joint venture                                                                                 (2,712,000)
Proceeds from joint venture distribution                                                 361,600                     -
Collection of principal on financing leases                                              (68,508)                    -
Lease security deposits                                                                  (10,082)              86,500
                                                                                  --------------         -------------
   Net cash provided by (used in) investing activities                                10,606,436            (3,667,381)
                                                                                  --------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                                        (7,226,162)           (7,178,621)
Borrowings of notes payable                                                            4,500,000               565,594
Repayments of notes payable                                                          (14,941,528)                    -
                                                                                  --------------         -------------
   Net cash used in financing activities                                             (17,667,690)           (6,613,027)
                                                                                  --------------         -------------
NET CASH FLOWS                                                                           (65,285)           (3,480,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,035,607             4,488,565
                                                                                  --------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      970,322         $   1,008,360
                                                                                  ==============         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                         $    4,894,568         $   4,848,712
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

         OTHER INFORMATION: On December 20, 1999 the Company executed an Omnibus Agreement and Plan of Merger by and among the Company, Captec Acquisition, Inc., a wholly-owned subsidiary of the Company, Captec Financial Group, Inc., and Captec Advisors. The merger agreement provided for the merger of Captec Acquisition with and into Financial Group and of Captec Advisors with and into the Company. On May 1, 2000 the merger agreement was terminated by the mutual agreement of the parties thereto.

         UNAUDITED INTERIM FINANCIAL INFORMATION: The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2000 and 1999 have not been audited. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.

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

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company has recorded a $336,875 non-cash charge during the three months ended March 31, 1999 representing the balance of unamortized organization costs.

         RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 2000 presentations.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     2.  PROPERTIES SUBJECT TO OPERATING LEASES:

         Properties subject to operating leased represent various properties leases to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. Most leases also provide for one or more five year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated periods during the fifth to seventh lease years.

         The Company's investment in properties subject to operating leases includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following as of:


                                                  June 30,          December 31,
                                                   2000                 1999
                                                   ----                 ----
         Land                                 $  82,933,181      $  83,344,971
         Buildings and improvements             130,845,047        131,211,643
         Construction draws on properties         2,317,390         10,653,762
                                              -------------      -------------
                                                216,095,618        225,210,376
         Less accumulated depreciation           (8,776,700)        (7,594,722)
                                              -------------      -------------
         Total                                $ 207,318,918      $ 217,615,654
                                              =============      =============


         The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease to all construction related costs advanced through construction draws, including interest during the construction period. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building. At June 30, 2000 the Company had approximately $833,000 of unfunded commitments on properties under construction.

3.       FINANCING LEASES:

         Properties subject to financing leases is comprised of four properties whereby the Company owns only the building and the land is subject to a ground lease between the tenant and an unrelated third party. The net investment in financing leases is comprised of the following as of:


                                                             June 30,      December 31,
                                                               2000            1999
                                                               ----            ----
         Minimum lease payments to be received           $  9,911,887      $ 10,189,037
         Estimated residual value                                   -                 -
                                                         ------------      ------------
                Gross investment in financing leases        9,911,887        10,189,037
         Unearned income                                   (5,436,184)       (5,781,842)
                                                         ------------      ------------
                Net investment in financing leases       $  4,475,703      $  4,407,195
                                                         ============      ============

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       INVESTMENT IN JOINT VENTURE:

         In 1999 the Company invested $7.1 million for a 22.6% membership interest in FC Venture I, LLC. The investment is accounted for under the equity method. Summarized financial information of the Company's joint venture investment as of and for the six months ended June 30, 2000 is set forth below:


         Investment in properties subject to leases, net                          $45,714,093
         Total assets                                                              48,340,447
         Notes payable                                                             16,517,252
         Total liabilities                                                         17,256,521
         Members' equity                                                           31,083,926
         Revenues                                                                   1,257,869
         Net income                                                                   639,536


     5.  NOTES PAYABLE:

         The Company's credit facility expires in February 2001 and provides up to $125 million for the acquisition and development of properties and working capital. The credit facility is subject to certain borrowing base restrictions. The Company had approximately $106.5 million of aggregate outstanding borrowings under the credit facility at June 30, 2000.

     6.  EARNINGS PER SHARE:

         Stock options currently outstanding were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's common stock during the three and six months ended June 30, 2000 and 1999.

     7.  NON-RECURRING ITEMS:

         As described in Note 1 above, the Company terminated a merger agreement on May 1, 2000 that resulted in the Company recognizing expense of $1.1 million in non-recurring merger costs in the three month period ended March 31, 2000. Merger costs of approximately $700,000 which represent services that have near term potential benefit are included in other assets as of June 30, 2000.

         Other non-recurring income for the three months ended June 30, 2000 of approximately $706,000 represents the reversal of a previously provided allowance for an estimated income tax obligation which is no longer required due to the recent completion of an IRS audit that resulted in no additional tax payment.

     8.  RELATED PARTY TRANSACTIONS:

         The Company is party to an advisory agreement, as amended, with Captec Net Lease Realty Advisors, Inc., an affiliate, whereby the Company pays to Captec Advisors a management fee which is subject to a reduction in management fees paid to Captec Advisors based on the acquisition levels of Family Realty, Inc. and Family Realty II, Inc. each of which the Company owns a 60% non-voting common stock. During the six months ended June 30, 2000 the Company incurred approximately $746,000 in management fees and received an equal reduction in the management fees from Captec Advisors.

         In 1999 Family Realty II, Inc. was formed and as a result the Company received $100,000 for formation costs incurred during the six months ended June 30, 2000. In addition, the Company received $200,000 in management fees from Family Realty II during the six months ended June 30, 2000. Both the formation cost and management fee have been recorded in other income.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     9.  SUBSEQUENT EVENTS:

         In July 2000, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which was paid on July 19, 2000.

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

         As of June 30, 2000, the Company owned 150 properties, located in 27 states, subject to long-term net leases with 60 different lessees under major restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Best Buy, Athlete's Foot, Blockbuster Video, and Jared Jewelers.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000. During the three months ended June 30, 2000 total revenue remained unchanged at $7.0 million as compared to the three months ended June 30, 1999. Rental revenue from operating leases for the three months ended June 30, 2000 decreased 2.4% to $6.1 million as compared to $6.2 million for the three months ended June 30, 1999, due to the reduction of the Company's property portfolio as a result of property sales. Earned income from financing leases for the three months ended June 30, 2000 decreased 5.3% to approximately $155,000 for the three months ended June 30, 2000 as compared to approximately $163,000 for the three months ended June 30, 1999. The decrease is the result of the amortization of principal balances. Other income increased 41.2% to approximately $507,000 for the three months ended June 30, 2000 as compared to $359,000 for the three months ended June 30, 1999 due to fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures. The amount of fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

         Total expenses increased 13.1% to $3.8 million for the three months ended June 30, 2000 as compared to $3.4 million for the three months ended June 30, 1999. Interest expense increased 14.4% to $2.6 million for the three months ended June 30, 2000 as compared to $2.2 million for the three months ended June 30, 1999. The increase was due to a 61 basis point increase in the weighted average interest rate, slightly offset by an approximately $500,000 decrease in the average outstanding borrowings under the Company's credit facility used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, increased 35.5% to approximately $388,000 for the three months ended June 30, 2000 as compared to approximately $287,000 for the three months ended June 30, 1999 as a result of increases in marketing and convention expenses. The Company's management fee was equally offset due to acquisitions of its affiliated ventures during the three months ended June 30, 2000. The management fee paid and reductions received are subject to variations, principally changes in the Company's property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. Depreciation and amortization increased 2.2% to approximately $868,000 for the three months ended June 30, 2000 as compared to approximately $849,000 for the three months ended June 30, 1999 principally due to the amortization of goodwill in connection with the Company's investment in Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV.

         In 1999 the Company invested $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture. During the three months ended June 30, 2000 the Company recorded approximately $145,000 as its portion of FC Venture's equity earnings.

         The Company sold 11 properties during the three months ended June 30, 2000, collecting total net proceeds of $10.6 million and reflected a gain totaling approximately $1.0 on the sale of these properties. In addition, the Company recorded an impairment loss of $56,000 during the three months ended June 30, 2000 which is netted against the gain on sale of properties.

         During the three months ended June 30, 2000 an IRS audit of periods prior to the Company's initial public offering was completed resulting in no additional tax payment. As a result of the completed audit the Company recorded other non-recurring income of approximately $706,000 representing a previously provided allowance for an estimated tax obligation.

         As a result of the foregoing, the Company's net income increased 38.2% to $5.1 million for the three months ended June 30, 2000 as compared to $3.7 million for the three months ended June 30, 1999.

         SIX MONTHS ENDED JUNE 30, 2000. During the six months ended June 30, 2000 total revenue increased 4.2% to $14.7 million as compared to $14.1 million for the six months ended June 30, 1999. Rental revenue from operating leases for the six months ended June 30, 2000 remained unchanged at $12.2 million as compared to the six months ended June 30, 1999. Earned income from financing leases for the six months ended June 30, 2000 decreased to approximately $312,000 as compared to approximately $316,000 for the six months ended June 30, 1999. The decrease is the result of the amortization of principal balances. Interest income on loans to affiliates remained unchanged at approximately $631,000 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Other income increased 66% to $1.5 million for the six months ended June 30, 2000 as compared to approximately $918,000 for the six months ended June 30, 1999 primarily due to fee income earned from affiliates. The amount of fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

         Interest expense for the six months ended June 30, 2000 increased 14.1% to $5.1 million as compared to $4.5 million for the six months ended June 30, 1999. The increase was due to a 62 basis point increase in the weighted average interest rate as well a $1.4 million increase in the average outstanding borrowings under the Company's credit facility used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, increased 12.5% to approximately $731,000 for the six months ended June 30, 2000 as compared to approximately $650,000 for the six months ended June 30, 1999 primarily due to offsetting reductions in management fees to affiliates due to acquisitions and other fees earned by Captec Advisors in 1999. The management fee paid and reductions received are subject to variations, principally changes in the Company's property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. Depreciation and amortization increased 3.0% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 principally due to the amortization of goodwill in connection with the Company's investment in Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV, slightly offset by the elimination of depreciation as a result of property sales.

         The Company sold 14 properties during the six months ended June 30 2000, collecting total net proceeds of $16.5 million and reflecting a gain of $1.6 million on the sale of these properties. In addition, the Company recorded an impairment loss of $56,000 during the six months ended June 30, 2000 which is netted against the gain on sale of properties.

         In 1999 the Company invested $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture. During the six months ended June 30, 2000 the Company recorded approximately $295,000 as its portion of FC Venture's equity earnings.

         During the six months ended June 30, 2000 an IRS audit of periods prior to the Company's initial public offering was completed resulting in no additional tax payment. As a result of the completed audit the Company recorded other non-recurring income of approximately $706,000 representing a previously provided allowance for an estimated tax obligation.

         As result of the foregoing, the Company's income before accounting change increased 18.9% to $8.6 million for the six months ended June 30, 2000 as compared to $7.2 million for the six months ended June 30, 1999.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company recorded a $336,875 non-cash charge during the six months ended June 30, 1999 representing the balance of unamortized organization costs which resulted in net income for the six months ended June 30, 1999 of $6.9 million.

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

         At June 30, 2000 the Company had cash and cash equivalents of approximately $970,000. For the six months ended June 30, 2000, the Company generated cash from operations of $7.0 million as compared to $6.8 million for the six months ended June 30, 1999. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the six months ended June 30, 2000 the Company generated $10.6 million from investing activities as compared to using $3.7 million during the six months ended June 30, 1999. The Company used $17.7 million in financing activities during the six months ended June 30, 2000 as compared to using $6.6 million during the six months ended June 30, 1999.

         CREDIT FACILITY. In February 1998, the Company entered into a syndicated credit facility with First Union National Bank, as agent, to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under a prior credit facility. On December 1, 1998 the Company amended the credit facility to provide up to $125.0 million of debt which is collateralized by the properties. At June 30, 2000 the Company had $106.5 million of aggregate outstanding borrowings under the credit facility.

         The credit facility has a three year term and the revolving credit borrowings are subject to borrowing base restrictions. The credit facility is subject to covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. At June 30, 2000 the Company is in compliance with all debt covenants. The credit facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. In connection with the credit facility the Company incurred issuance costs of $1.7 million and is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

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

         PROPERTY ACQUISITIONS AND COMMITMENTS. During the three months ended June 30, 2000 the Company acquired properties for an aggregate acquisition cost of $2.2 million. As of June 30, 2000, the Company had entered into commitments to acquire 65 properties totaling $106.1 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of sources of capital, including borrowings under the credit facility, other long-term collateralized and uncollateralized indebtedness, "off-balance sheet" financing through the formation of joint ventures and the issuance of additional equity or debt securities. Property acquisition commitments are expected to generate demand for additional capital in the future.

         PROPERTY SALES. During the six months ended June 30, 2000 the Company sold 14 properties collecting total net proceeds of $16.5 million and reflecting a gain of $1.6 million on the sale of these properties. The Company will assess the additional need for future property sales as a means of generating capital to meet its current commitments of future property acquisitions and developments.

         DIVIDENDS. During the six months ended June 30, 2000 the Company paid dividends of $7,226,162. In July 2000, the Company declared a second quarter dividend on its common stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to shareholders of record on July 12, 2000 and was paid on July 19, 2000. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

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

         The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At June 30, 2000 substantially all of the Company's debt bears interest at variable rates of LIBOR rate plus 1.25% to 1.75%.

         The following table presents certain information on the Company's assets and liabilities which are sensitive to interest rate changes at June 30, 2000:


                                                                                                   MATURITY
                                                                                  ------------------------------------------
                                                                                     0 TO 3         1 TO 5
                                                                                     MONTHS         YEARS          TOTAL
                                                                                  -----------   -------------  -------------
         Assets:
           Cash and cash equivalents...........................................   $   970,322   $           -  $     970,322
           Properties subject to operating leases, net(1)......................             -       2,317,390      2,317,390
                                                                                  -----------   -------------  -------------
              Total assets.....................................................   $   970,322   $   2,317,390  $   3,287,712
                                                                                  ===========   =============  =============
         Liabilities
           Notes payable.......................................................   $         -   $ 106,480,027  $ 106,480,027
                                                                                  ===========   =============  =============
           Reprice difference..................................................   $   970,322   $(104,162,637)
           Cumulative gap......................................................   $   970,322   $(103,192,315)


(1) Represents leases that are under construction and sensitive to interest rate fluctuations.

        A 1% increase in the variable interest rate for the six months ended June 30, 2000 would have resulted in additional interest expense of approximately $371,000.

         The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2000 the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $31.5 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2001.

                           PART II - OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS.

              On April 24, 2000, the Company was notified that two lawsuits had been filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County.

              Steiner v. Beach, et al., C.A. 18005NC (Delaware Chancery Court)

              A complaint has been served on Captec by William Steiner, a stockholder, individually and on behalf of an alleged class consisting of the public stockholders of the Company, other than the defendants and any person related to or affiliated with the defendants, against the Company, Captec Financial Group Inc., Captec Advisors and each of the Company's directors individually in the Court of Chancery of the State of Delaware in and for New Castle County. The allegations of the complaint arise from the December 20, 1999 Omnibus Agreement and Plan of Merger by and among Captec, Captec Acquisition, Inc., Captec Financial Group and Captec Advisors, which provided for the merger of Captec Acquisition with and into Captec Financial Group and of Captec Advisors with and into the Company. The complaint alleges, among other things, that the defendants breached their fiduciary duties and other common law duties owed to the alleged class in approving the merger, the merger is unfair to the Company's stockholders, and the alleged class will be approving the merger, the merger is unfair to the Company's stockholders, and the alleged class will be irreparably damaged if the merger is consummated. The complaint seeks a declaration that the suit is properly maintainable as a class action, the certification of Mr. Steiner as representative of the alleged class, a preliminary and permanent injunction against the merger, rescission of the merger in the event the merger is consummated prior to disposition of the claim, and compensatory damages and reasonable attorneys fees and expenses incurred by the alleged class.

              Bailey v. Beach, et. al., C.A. 18006NC (Delaware Chancery Court)

              A complaint was filed by John W. Bailey, a stockholder individually and on behalf of an alleged class consisting of the public stockholders of the Company, other than the defendants, against Captec, Captec Financial Group, Captec Advisors and each of the Company's directors individually in the Court of Chancery of the State of Delaware in and for New Castle County. The allegations of this complaint also arise from the December 20, 1999 merger agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the alleged class, the defendants failed to disclose material facts about the merger in seeking stockholder action with respect to the merger, the merger is unfair to the Company's stockholders, and the alleged class will be irreparably damaged if the merger is consummated. The complaint seeks a declaration that the suit is properly maintainable as a class action, the certification of Mr. Bailey as representative of the alleged class, a preliminary and permanent injunction against the merger, an order compelling the defendants to correct misrepresentations and omissions in the defendants' disclosures to stockholders concerning the merger, an order compelling the defendants to seek, consider and develop alternatives to the merger that would provide the best value available to the public stockholders, rescission of the merger in the event the merger is consummated prior to disposition of the claim, and compensatory damages and attorneys fees and expenses incurred by the alleged class. The Company has not been served with the complaint in this action.

              On May 1, 2000, the merger agreement was terminated and the mergers provided for therein were abandoned.



         ITEM 2. CHANGES IN SECURITIES. None.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

         ITEM 5. OTHER INFORMATION. None.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits

                      Exhibit  27.1          Financial Data Schedule.


                 (b)  Reports on Form 8-K

                      The Registrant filed the following Current Reports on Form 8-K during the three months ended June 30, 2000:

                      Current Report on Form 8-K dated April 24, 2000 as filed with the United States Securities and Exchange Commission on May 4, 2000 included information regarding the Company's termination of the merger agreement with its affiliates, Captec Financial Group, Inc. and Captec Net Lease Realty Advisors, Inc.


                           FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate" or continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPTEC NET LEASE REALTY, INC.

August 14, 2000                       By: /s/ Patrick L. Beach
                                          -----------------------
                                          Patrick L. Beach
                                          Chief Executive Officer and President

August 14, 2000                       By: /s/ W. Ross Martin
                                          -----------------------
                                          W. Ross Martin
                                          Chief Financial Officer and
                                          Executive Vice President

                                 Exhibit Index

Exhibit No.              Description

   27                    Financial Data Schedule