Form 10-Q
period 2000-09-30
CAPTEC NET LEASE REALTY INC
filed 2000-11-14
CIK 1045281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended       September 30, 2000
                                                     ------------------

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to
                                                    -----  -----

                         Commission file number:     1045281
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

       9,508,108 shares of Common Stock, $.01 par value, outstanding as of November 14, 2000.

                         CAPTEC NET LEASE REALTY, INC.
                                AND SUBSIDIARIES

                                    CONTENTS


     ITEM NO.                                                                                        PAGE
     --------                                                                                        ----
       PART I             FINANCIAL INFORMATION

       Item 1.            Financial Statements:

                          Consolidated Balance Sheets                                                    3
                          Consolidated Statements of Operations                                          4
                          Consolidated Statement of Changes in Stockholders' Equity                      5
                          Consolidated Statements of Cash Flows                                          6
                          Notes to Consolidated Financial Statements                                 7 - 10

       Item 2.            Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                             11 - 14

       Item 3.            Quantitative and Qualitative Disclosures about Market Risk                    14

      PART II             OTHER INFORMATION

       Item 1.            Legal Proceedings                                                             15
       Item 2.            Changes in Securities                                                         15
       Item 3.            Defaults upon Senior Securities                                               15
       Item 4.            Submission of Matters to a Vote of Security Holders                           15
       Item 5.            Other Information                                                             15
       Item 6.            Exhibits and Report on Form 8-K                                               16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2000          1999
                                                                               ----          ----
ASSETS                                                                     (unaudited)

Cash and cash equivalents                                                $  2,148,006   $  1,035,607

Investments:
  Properties subject to operating leases, net                             202,494,435    217,615,654
  Properties subject to financing leases, net                               4,506,670      4,407,195
  Loans to affiliates, collateralized by mortgage loans                     9,335,946     10,979,804
  Investment in joint venture                                               7,032,284      7,305,894
  Investment in affiliated limited partnerships, net                        4,181,812      4,251,568
  Other loans, related party                                                  378,124        390,520
                                                                         ------------   ------------
            Total investments                                             227,929,271    244,950,635

Short-term loans to affiliates                                              1,969,695        398,471
Unbilled rent, net                                                          7,145,084      6,027,221
Accounts receivable                                                           693,131        491,052
Due from affiliates                                                         1,505,604      1,326,307
Other assets                                                                2,250,154      1,292,399
                                                                         ------------   ------------

           Total assets                                                  $243,640,945   $255,521,692
                                                                         ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Notes payable                                                           $104,378,412   $116,921,555
 Accounts payable and accrued expenses                                      1,668,039      2,672,529
 Federal income tax payable                                                         -        719,000
 Security deposits held on leases                                             244,861        272,943
                                                                         ------------   ------------

           Total liabilities                                              106,291,312    120,586,027
                                                                         ------------   ------------

Stockholders' Equity:
  Common stock, ($.01 par value) authorized: 40,000,000
   shares; issued and outstanding: 9,508,108                                   95,081         95,081
  Paid in capital                                                         134,711,056    134,711,056
  Retained earnings                                                         2,543,496        129,528
                                                                         ------------   ------------

           Total stockholders' equity                                     137,349,633    134,935,665
                                                                         ------------   ------------

           Total liabilities and stockholders' equity                    $243,640,945   $255,521,692
                                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                               Three Months Ended            Nine Months Ended
                                                                   September 30,               September 30,
                                                           ---------------------------- ----------------------------
                                                                  2000          1999         2000          1999

Revenue:
  Rental income from operating leases                        $ 5,940,528   $ 6,165,542   $18,145,776   $18,332,955
  Earned income from financing leases                            152,467       161,231       463,974       476,777
  Interest income on loans to affiliates                         316,642       320,634       947,736       951,005
  Other income, principally affiliated ventures                  522,362       724,277     2,049,566     1,695,106
                                                             -----------   -----------   -----------   -----------

         Total revenue                                         6,931,999     7,371,684    21,607,052    21,455,843
                                                             -----------   -----------   -----------   -----------

Expenses:
  Interest                                                     2,427,414     2,347,837     7,540,858     6,831,505
  Management fees, affiliates, net                                     -        52,426             -       (23,102)
  General and administrative                                     344,607       421,734     1,075,471     1,146,769
  Depreciation and amortization                                  859,414       850,527     2,591,927     2,532,602
  Non-recurring merger costs                                           -             -     1,143,000             -
                                                             -----------   -----------   -----------   -----------

         Total expenses                                        3,631,435     3,672,524    12,351,256    10,487,774
                                                             -----------   -----------   -----------   -----------

         Income before equity in joint venture,
             gain on sale of properties, other
             non-recurring and accounting change               3,300,564     3,699,160     9,255,796    10,968,069

Equity in net income of joint venture                            131,524        95,636       426,601        95,636

Gain on sale of properties, net                                1,253,172       127,665     2,864,393        66,246

Other non-recurring                                                    -             -       706,421             -
                                                             -----------   -----------   -----------   -----------

          Income before accounting change                      4,685,260     3,922,461    13,253,211    11,129,951

Cummulative effect of accounting change                                -             -             -      (336,875)
                                                             -----------   -----------   -----------   -----------

          Net Income                                         $ 4,685,260   $ 3,922,461   $13,253,211    10,793,076
                                                             ===========   ===========   ===========   ===========

          Basic and Diluted EPS:
              Income before accounting change                $      0.49   $      0.41   $      1.39   $      1.17
                                                             ===========   ===========   ===========   ===========
              Accounting change                              $         -   $         -   $         -   $     (0.04)
                                                             ===========   ===========   ===========   ===========
              Net Income                                     $      0.49   $      0.41   $      1.39   $      1.14
                                                             ===========   ===========   ===========   ===========

Weighted average number of common shares
     outstanding - basic and diluted                           9,508,108     9,508,108     9,508,108     9,508,108
                                                             ===========   ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (unaudited)

                                                       Common Stock                                               Total
                                               -----------------------------    Paid-In        Retained       Stockholders'
                                                  Shares         Amount         Capital        Earnings          Equity
                                                  ------         ------         -------        --------          ------
BALANCE, JANUARY 1, 2000                       9,508,108   $      95,081   $ 134,711,056   $     129,528    $ 134,935,665

Net Income                                             -               -               -      13,253,211       13,253,211

Common stock dividends ($0.38 per share)               -               -               -     (10,839,243)     (10,839,243)
                                           -------------   -------------   -------------   -------------    -------------

BALANCE, September 30, 2000                    9,508,108   $      95,081   $ 134,711,056   $   2,543,496    $ 137,349,633
                                           =============   =============   =============   =============    =============




The accompanying notes are an integral part of the consolidated financial statements.

                 CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                             Nine Months Ended
                                                                                September 30,
                                                                      ------------------------------
                                                                            2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 13,253,211    $ 10,793,076
Adjustments to net income:
 Depreciation and amortization                                            2,591,927       2,532,602
 Accounting change                                                                -         336,875
 Amortization of debt issuance costs                                        819,396         474,628
 Equity in net income of joint venture                                     (426,601)        (95,636)
 Gain on sale of property                                                (2,864,393)        (66,246)
 Increase in unbilled rent                                               (1,117,863)     (1,881,298)
 (Increase) decrease in accounts receivable and other assets             (2,189,788)        177,600
 Decrease in accounts payable and accrued expenses                       (1,723,490)     (1,018,062)
                                                                       ------------    ------------

 Net cash provided by operating activities                                8,342,399      11,253,539
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases                   (12,468,080)    (14,712,463)
Acquisition of properties subject to financing leases                             -      (1,153,037)
(Advances) collections on short-term loans to affiliates, net            (1,571,224)        696,268
Proceeds from the transfer of properties to
 joint venture                                                                            3,385,972
Proceeds from the disposition of properties                              27,962,782       9,062,193
Collections (advances) on loans to affiliates, collateralized by
 mortgage loans                                                           1,643,858        (683,229)
Collection of principal on other loans                                       12,396          11,309
Investment in joint venture                                                              (7,113,000)
Proceeds from joint venture distribution                                    700,211          63,828
Collection of principal on financing leases                                 (99,475)              -
Lease security deposits                                                     (28,082)         86,500
                                                                       ------------    ------------

 Net cash provided by (used in) investing activities                     16,152,386     (10,355,659)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                          (10,839,243)    (10,791,702)
Borrowings of notes payable                                              11,945,000      11,000,000
Repayments of notes payable                                             (24,488,143)     (4,012,289)
                                                                       ------------    ------------

 Net cash used in financing activities                                  (23,382,386)     (3,803,991)
                                                                       ------------    ------------

NET CASH FLOWS                                                            1,112,399      (2,906,111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,035,607       4,488,565
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  2,148,006    $  1,582,454
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                $  8,147,036    $  7,022,623
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

         UNAUDITED INTERIM FINANCIAL INFORMATION: The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2000 and 1999 have not been audited. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.

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

         Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge effectiveness must be documented at the inception of the hedge, and upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company is currently assessing and implementing the documentation and methodologies as required by the standard. The Company currently has two derivative instruments that have been identified to be accounted for under the provisions of the standard; an interest rate swap contract and an interest rate cap contract. Both contracts have been designated as cash flow hedges used to hedge interest rate risk. The fair value of the two instruments at September 30, 2000 was $428,488. Under the provisions of the standard the Company would be required to record an asset with the offset to the other comprehensive income component of stockholders' equity for the effective portion of the hedge and current earnings for the ineffective portion of the hedge. The Company is in the process of completing its review to determine the impact of the new standard on income and equity. Also, since the impact is dependent on future market rates and future derivative actions prior to year-end, it is not fully determinable at this time.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company has examined its revenue recognition practices in light of interpretive guidance and does not expect a material impact when SAB 101 is adopted in the fourth quarter of 2000.

         RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 2000 presentations.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     2.  PROPERTIES SUBJECT TO OPERATING LEASES:

         Properties subject to operating leases represent various properties leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property's cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. Most leases also provide for one or more five year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated periods during the fifth to seventh lease years.

         The Company's investment in properties subject to operating leases includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following as of:

                                             September 30,     December 31,
                                                 2000             1999
                                                 ----             ----
Land
Buildings and improvements                  $  80,926,592    $  83,344,971
Construction draws on properties              126,675,051      131,211,643
                                                4,108,286       10,653,762
                                            -------------    -------------
Less accumulated depreciation                 211,709,929      225,210,376
                                               (9,215,494)      (7,594,722)
Total                                       -------------    -------------
                                            $ 202,494,435    $ 217,615,654
                                            =============    =============

         The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant to the long-term lease to all construction related costs advanced through construction draws, including interest during the construction period. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building. At September 30, 2000 the Company had approximately $1.0 million of unfunded commitments on properties under construction.

         The Company sold eight properties during the three months ended September 30, 2000, collecting total net proceeds of $11.5 million and reflected a gain totaling approximately $1.3 million on the sale of these properties.

     3.  FINANCING LEASES:

         Properties subject to financing leases is comprised of four properties whereby the Company owns only the building and the land is subject to a ground lease between the tenant and an unrelated third party. The net investment in financing leases is comprised of the following as of:


                                               September 30,   December 31,
                                                   2000           1999
                                                   ----           ----

Minimum lease payments to be received         $  9,784,037    $ 10,189,037
Estimated residual value                                 -               -
                                              ------------    ------------
    Gross investment in financing leases         9,784,037      10,189,037
Unearned income                                 (5,277,367)     (5,781,842)
                                              ------------    ------------
    Net investment in financing leases        $  4,506,670    $  4,407,195
                                              ============    ============

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     4.  INVESTMENT IN JOINT VENTURE:

         In 1999 the Company invested $7.1 million for a 22.6% membership interest in FC Venture I, LLC. The investment is accounted for under the equity method. Summarized financial information of the Company's joint venture investment as of and for the nine months ended September 30, 2000 is set forth below:


               Investment in properties subject to leases, net   $48,389,457
               Total assets                                       51,238,984
               Notes payable                                      20,233,425
               Total liabilities                                  21,071,372
               Members' equity                                    30,167,612
               Revenues                                            3,537,521
               Net income                                          1,887,614


     5.  NOTES PAYABLE:

         The Company's credit facility expires in February 2001 and provides up to $125 million for the acquisition and development of properties and working capital. The credit facility is subject to certain borrowing base restrictions. The Company had approximately $102.4 million of aggregate outstanding borrowings under the credit facility at September 30, 2000. At September 30, 2000 the Company is in compliance with all debt covenants.

         During the three months ended September 30, 2000 the Company entered into three promissory notes for an aggregate amount of $1,945,000 with a lending institution. The notes are collateralized by certain properties in the Company's property portfolio. The notes have terms of 20 years and bear interest at 9.0% per annum.

     6.  EARNINGS PER SHARE:

         Stock options currently outstanding were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company's common stock during the three and nine months ended September 30, 2000 and 1999.

     7.  NON-RECURRING ITEMS:

         As described in Note 1 above, the Company terminated a merger agreement on May 1, 2000 that resulted in the Company recognizing expense of $1.1 million in non-recurring merger costs in the three month period ended March 31, 2000. Merger costs of approximately $700,000 which represent services that have near term potential benefit are included in other assets as of September 30, 2000.

         Other non-recurring income for the nine months ended September 30, 2000 of approximately $706,000 represents the reversal of a previously provided allowance for an estimated income tax obligation which is no longer required due to the recent completion of an IRS audit that resulted in no additional tax payment.

                 CAPTEC NET LEASE REALTY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     8.  RELATED PARTY TRANSACTIONS:

         The Company is party to an advisory agreement, as amended, with Captec Net Lease Realty Advisors, Inc., an affiliate, whereby the Company pays to Captec Advisors a management fee which is subject to a reduction in management fees paid to Captec Advisors based on the acquisition levels of Family Realty, Inc. and Family Realty II, Inc. of each of which the Company owns 60% of the non-voting common stock. During the nine months ended September 30, 2000 the Company incurred approximately $1.1 million in management fees and received an equal reduction in the management fees from Captec Advisors.

         In 1999 Family Realty II, Inc. was formed and as a result the Company received $100,000 for formation costs incurred during the nine months ended September 30, 2000. In addition, the Company received $500,000 in management fees from Family Realty II during the nine months ended September 30, 2000. Both the formation cost and management fee have been recorded in other income.

     9.  SUBSEQUENT EVENTS:

         In October 2000, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which was paid on October 19, 2000.

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

         As of September 30, 2000, the Company owned 146 properties, located in 27 states, subject to long-term net leases with 62 different lessees under major restaurant and retail concepts including Bennigan's, Applebee's, Denny's, Athlete's Foot, Blockbuster Video, and Jared Jewelers.

         During the three months ended September 30, 2000, the board of directors accepted a recommendation concerning strategic alternatives for maximizing shareholder value. Based on the recommendations, the board authorized the Company to proceed with pursuing a possible sale of the Company and formed a committee consisting of four directors to oversee the process.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000. During the three months ended September 30, 2000 total revenue decreased 6.0% to $6.9 million as compared to $7.4 million the three months ended September 30, 1999. Rental revenue from operating leases for the three months ended September 30, 2000 decreased 3.7% to $5.9 million as compared to $6.2 million for the three months ended September 30, 1999, due to the reduction of the Company's property portfolio as a result of property sales. Earned income from financing leases for the three months ended September 30, 2000 decreased 5.4% to approximately $152,000 for the three months ended September 30, 2000 as compared to approximately $161,000 for the three months ended September 30, 1999. The decrease is the result of the amortization of principal balances. Other income decreased 27.9% to approximately $522,000 for the three months ended September 30, 2000 as compared to $724,000 for the three months ended September 30, 1999 due to fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures. The amount of fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

         Total expenses decreased 1.1% to $3.6 million for the three months ended September 30, 2000 as compared to $3.7 million for the three months ended September 30, 1999. Interest expense increased 3.4% to $2.4 million for the three months ended September 30, 2000 as compared to $2.3 million for the three months ended September 30, 1999. The increase was due to a 62 basis point increase in the weighted average interest rate as well an increase of approximately $132,000 in amortization of debt financing costs partially offset by a $11.9 million reduction in the average outstanding borrowings under the Company's credit facility during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. General and administrative expenses, including management fees to affiliates, decreased 27.3% to approximately $345,000 for the three months ended September 30, 2000 as compared to approximately $474,000 for the three months ended September 30, 1999 primarily due to a decrease in management fees and an increase in reimbursable general and administrative expenses as a result of the acquisition activities of affiliated ventures. The Company's management fee was equally offset due to acquisitions of its affiliated ventures during the three months ended September 30, 2000. The management fee paid and reductions received are subject to variations, principally changes in the Company's property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. Depreciation and amortization increased 1.0% to approximately $859,000 for the three months ended September 30, 2000 as compared to approximately $851,000 for the three months ended September 30, 1999 principally due to the amortization of goodwill in connection with the Company's investment in Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV.

         In 1999 the Company invested $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture. During the three months ended September 30, 2000 the Company recorded approximately $132,000 as its portion of

         FC Venture's equity earnings as compared to approximately $96,000 for the three months ended September 30, 1999. The increase is primarily due to growth of FC Venture's property portfolio.

         The Company sold 8 properties during the three months ended September 30, 2000, collecting total net proceeds of $11.5 million and reflected a gain totaling approximately $1.3 million on the sale of these properties.

         As a result of the foregoing, the Company's net income increased 19.5% to $4.7 million for the three months ended September 30, 2000 as compared to $3.9 million for the three months ended September 30, 1999.

         NINE MONTHS ENDED SEPTEMBER 30, 2000. During the nine months ended September 30, 2000 total revenue increased 1.0% to $21.6 million as compared to $21.5 million for the nine months ended September 30, 1999. Rental revenue from operating leases for the nine months ended September 30, 2000 decreased 1.0% to $18.1 million for the nine months ended September 30, 2000 as compared to $18.3 million for the nine months ended September 30, 1999, due to the reduction of the Company's property portfolio as a result of property sales. Earned income from financing leases for the nine months ended September 30, 2000 decreased to approximately $464,000 as compared to approximately $477,000 for the nine months ended September 30, 1999. The decrease is the result of the amortization of principal balances. Interest income on loans to affiliates for the nine months ended September 30, 2000 decreased to approximately $948,000 as compared to $951,000 for the nine months ended September 30, 1999. The decrease is primarily the result of collection on principal. Other income increased 21.0% to $2.0 million for the nine months ended September 30, 2000 as compared to $1.7 million for the nine months ended September 30, 1999 primarily due to fee income earned from affiliates. The amount of fees earned for the acquisition, development and management of properties on behalf of its affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

         Interest expense for the nine months ended September 30, 2000 increased 10.4% to $7.5 million as compared to $6.8 million for the nine months ended September 30, 1999. The increase was due to a 62 basis point increase in the weighted average interest rate as well an increase of approximately $345,000 in amortization of debt financing costs partially offset by a $3.1 million reduction in the average outstanding borrowings under the Company's credit facility during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. General and administrative expenses, including management fees to affiliates, remained unchanged at $1.1 million for the nine months ended September 30, 2000 as compared to $1.1 million for the nine months ended September 30, 1999. The management fee paid and reductions received are subject to variations, principally changes in the Company's property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. Depreciation and amortization increased 2.3% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 principally due to the amortization of goodwill in connection with the Company's investment in Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV, slightly offset by the elimination of depreciation as a result of property sales. Non-recurring merger costs were $1.1 million during the nine months ended September 30, 2000 as a result of the termination of the merger agreement.

         The Company sold 22 properties during the nine months ended September 30, 2000, collecting total net proceeds of $28.0 million and reflecting a gain of $2.8 million on the sale of these properties. In addition, the Company recorded an impairment loss of $56,000 during the nine months ended September 30, 2000 which is netted against the gain on sale of properties.

         In 1999 the Company invested $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture. During the nine months ended September 30, 2000 the Company recorded approximately $427,000 as its portion of FC Venture's equity earnings as compared to approximately $96,000 for the three months ended September 30, 1999. The increase is primarily due to growth of FC Venture's property portfolio.

         During the nine months ended September 30, 2000 an IRS audit of periods prior to the Company's initial public offering was completed resulting in no additional tax payment. As a result of the completed audit the Company recorded other non-recurring income of approximately $706,000 representing the reversal of a previously provided allowance for an estimated tax obligation.

         As result of the foregoing, the Company's income before accounting change increased 19% to $13.3 million for the nine months ended September 30, 2000 as compared to $11.1 million for the nine months ended September 30, 1999.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company recorded a $336,875 non-cash charge during the nine months ended September 30, 1999 representing the balance of unamortized organization costs which resulted in net income for the nine months ended September 30, 1999 of $10.8 million.

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

         The Company's leases generally provide for specified periodic rent increases. In addition, most of the Company's leases require the lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company's exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its properties other than potential costs of re-leasing the four vacant Boston Chicken properties which it anticipates not exceeding $100,000.

         At September 30, 2000 the Company had cash and cash equivalents of approximately $2.1 million. For the nine months ended September 30, 2000, the Company generated cash from operations of $8.3 million as compared to $11.3 million for the nine months ended September 30, 1999. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the nine months ended September 30, 2000 the Company generated $16.2 million from investing activities as compared to using $10.4 million during the nine months ended September 30, 1999. The Company used $23.4 million in financing activities during the nine months ended September 30, 2000 as compared to using $3.8 million during the nine months ended September 30, 1999.

         CREDIT FACILITY. The Company maintains a syndicated credit facility with First Union National Bank, as agent, to provide funds for the acquisition and development of properties and working capital, and repaid all amounts outstanding under a prior credit facility. The credit facility provides up to $125.0 million of debt which is collateralized by the properties. At September 30, 2000 the Company had $102.4 million of aggregate outstanding borrowings under the credit facility.

         The credit facility has a three year term and the revolving credit borrowings are subject to borrowing base restrictions. The credit facility is subject to covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest and fixed charge coverage ratios. At September 30, 2000 the Company is in compliance with all debt covenants. The credit facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.25% to 1.75%, set quarterly depending on the Company's leverage ratio, or at the Company's option, the bank's base rate. In connection with the credit facility the Company incurred issuance costs of $1.7 million and is also required to pay an unused commitment fee ranging from .125% to .20% per annum on the unused amount of the commitment.

         The credit facility expires in February 2001 and may be renewed subject to the consent of the lender. Upon expiration, the entire outstanding balance of the credit facility will mature and become immediately due and payable. At that time, the Company expects to refinance such debt either through additional debt financings collateralized by individual properties or groups of properties, by uncollateralized private or public debt offerings, by additional equity offerings, or through the sale of the Company. No assurances can be made that the Company will be able to refinance such debt.

         PROPERTY ACQUISITIONS AND COMMITMENTS. During the three months ended September 30, 2000 the Company invested in properties for an aggregate acquisition cost of $6.2 million. As of September 30, 2000, the Company had entered into commitments to acquire 64 properties totaling $102.9 million. The commitments are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into commitments to acquire some of these prospective properties in the future. The Company expects to finance its acquisition commitments through a variety of sources of capital, including borrowings under the credit facility, other long-term collateralized and uncollateralized indebtedness, "off-balance sheet" financing through the formation of joint ventures and the issuance of additional equity or debt securities. Property acquisition commitments are expected to generate demand for additional capital in the future.

         PROPERTY SALES. During the three months ended September 30, 2000 the Company sold 8 properties collecting total net proceeds of $11.5 million and reflecting a gain of $1.3 million on the sale of these properties. The Company will assess the additional need for future property sales as a means of generating capital to meet its current commitments of future property acquisitions and developments.

         DIVIDENDS. During the nine months ended September 30, 2000 the Company paid dividends of $10,839,243. In October 2000, the Company declared a third quarter dividend on its common stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to shareholders of record on October 12, 2000 and was paid on October 19, 2000. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

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

         The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At September 30, 2000 substantially all of the Company's debt bears interest at variable rates of LIBOR rate plus 1.25% to 1.75%.

         The following table presents certain information on the Company's assets and liabilities which are sensitive to interest rate changes at September 30, 2000:


                                                                                                    MATURITY
                                                                                  ------------------------------------------
                                                                                     0 TO 3         1 TO 5
                                                                                     MONTHS          YEARS          TOTAL
                                                                                  -----------   -------------  -------------
         Assets:
          Cash and cash equivalents............................................   $ 2,148,006   $           -  $   2,148,006
          Properties subject to operating leases, net(1).......................             -       4,108,286      4,108,286
                                                                                  -----------   -------------  -------------
              Total assets.....................................................   $ 2,148,006   $   4,108,286  $   6,256,292
                                                                                  ===========   =============  =============
         Liabilities
          Notes payable........................................................   $         -   $ 102,433,412  $ 102,433,412
                                                                                  ===========   =============  =============
          Reprice difference...................................................   $ 2,148,006   $ (98,325,126)
          Cumulative gap.......................................................   $ 2,148,006   $ (96,177,120)

        (1) Represents leases that are under construction and sensitive to interest rate fluctuations.

        A 1% increase in the variable interest rate for the nine months ended September 30, 2000 would have resulted in additional interest expense of approximately $515,000.

        The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At September 30, 2000 the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $31.5 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2001.

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


                 (b) Reports on Form 8-K

                      No reports on Form 8-K were filed during the three months ended September 30, 2000.


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

                                    CAPTEC NET LEASE REALTY, INC.

      November 14, 2000             By:  /s/ Patrick L. Beach
                                         ------------------------
                                         Patrick L. Beach
                                         Chief Executive Officer and President

      November 14, 2000            By:   /s/ W. Ross Martin
                                         --------------------------------
                                         W. Ross Martin
                                         Chief Financial Officer and
                                         Executive Vice President

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
   27.1                       Financial Data Schedule
