Form 10-K
period 2000-12-31
CAPTEC NET LEASE REALTY INC
filed 2001-03-30
CIK 1045281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2000	Commission file number 1045281

CAPTEC NET LEASE REALTY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3368333 (I.R.S. Employer Identification No.)

24 Frank Lloyd Wright Drive Ann Arbor, Michigan (Address of Principal Executive Office)	48106 (Zip Code)

(734) 994-5505

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange
Title of Class	on Which Registered
Common Stock, par value $.01 per share	NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

$93,956,291 based on the average bid price of the

Common Stock on March 1, 2001

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 1, 2001:  9,508,108

PART I

Item 1.  Business

      Background. Captec Net Lease Realty, Inc., which operates as a real estate investment trust (“REIT”), acquires, develops and owns high-quality freestanding properties leased principally on a long-term triple-net basis to national and regional chain and franchised restaurants and national retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expenses of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company’s leases typically provide for minimum rent plus specified fixed periodic rent increases. Other revenues are derived primarily from interest income on loans to affiliates and fee income earned from affiliated ventures.

      Properties. As of December 31, 2000, the Company had a portfolio of 138 properties located in 27 states, with a cost basis of $210 million. The properties are leased to 52 operators of 35 distinct national and regional restaurant concepts and 11 operators of 14 national and regional retail concepts. The restaurant and retail markets represented approximately 76% and 24%, respectively, of the annualized total revenue from the properties as of December 31, 2000.

      As of December 31, 2000, leases to a single lessee, S&A Properties, Inc., the franchisor of the Bennigan’s and Steak and Ale concepts, represented 12.8% of annualized total revenue, and the next highest single lessee represents 4.2% of annualized total revenue. Any default under these leases or a material adverse change in the popularity of Bennigan’s or Steak and Ale restaurants could have a material adverse effect on the financial condition of the Company.

      In addition to these properties, as of December 31, 2000 the Company had entered into tentative agreements to acquire 38 properties for an aggregate cost of $50.6 million. The Company generally acquires properties from operators or developers in locations which have exhibited growth in retail sales and population. Upon acquiring a property, the Company normally enters into a long-term triple-net lease typically for a 15- to 20-year term, plus one or more five-year renewal options, with the lessee which will operate the property. Under the terms of a typical triple-net lease, the lessee is responsible for all operating costs and expenses of the property, including costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The leases generally provide for minimum rent plus specified fixed periodic rent increases. The Company believes that the structure of its leases provides steady, periodically escalating long-term cash flow while reducing operating expenses and capital costs, and that its underwriting standards reduce the risk of lessee default or non-renewal.

      The Advisor. The Company has retained Captec Net Lease Realty Advisors, Inc. (“Captec Advisors”), an affiliate, which, together with Captec Financial Group, Inc., (“Captec Financial”) an affiliate (Captec Advisors and Captec Financial are collectively referred to herein as the “Advisor”), manages the operations of the Company and provides it with investment and financial advisory services pertaining primarily to the acquisition, development and leasing of properties and administrative support. Captec Financial is a specialty commercial finance company, which, together with its affiliates, provide a diverse line of financing products to the franchise and chain restaurant, and retail petroleum and convenience store markets, including equipment leases, mortgage and acquisition loans, construction and development financing and private equity financing. Since 1981, Captec Financial and its affiliates have developed substantial expertise in all aspects of the franchise, chain restaurant and specialty retail finance business, including property acquisition, loan and lease origination, underwriting and monitoring of business concepts, obligor credit and real estate quality, portfolio management, accounting and other administrative functions.

      Subject to the direction of the Board of Directors, the Advisor’s responsibilities include:

•	selecting restaurant and specialty retail properties for acquisition, formulating, evaluating the terms of each proposed acquisition, and arranging for the acquisition of properties by the Company;

•	identifying potential leases for restaurant properties and formulating, evaluating and negotiating the terms of the leases;

•	negotiating the terms of any borrowings;

•	performing credit analyses of prospective lessees;

•	conducting legal and business due diligence and overseeing the preparation of all legal documentation for the development and leasing of all properties; and

•	identifying properties for sale consistent with the Company’s investment objectives and prevailing economic conditions.

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

      Captec Advisors renders advisory, management and other services to the Company pursuant to an advisory agreement, as amended. Under the terms of the advisory agreement, the Company pays to Captec Advisors a management fee of the lesser of (i) 0.6% of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company’s portfolio, or (ii) 5.0% of the Company’s revenues. The Company also pays Captec Advisors an incentive fee equal to 15.0% of the amount by which any increase in annual Funds From Operations (“FFO”) per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of common stock outstanding. The Company also reimburses Captec Advisors in an amount equal to all costs incurred in the acquisition of properties pursuant to an acquisition fee which, together with the incentive fee cannot exceed 3.0% of the acquisition cost of properties identified by Captec Advisors and acquired during the term of the advisory agreement. The advisory agreement has been amended to reduce the management fee to Captec Advisors by the amount of acquisition fees and advisory fees paid directly to Captec Advisors as a result of acquisitions made by Family Realty, Inc., Family Realty II, Inc. or by Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners LP. IV, both of which the Company is the general partner. The advisory agreement expires on December 31, 2001, subject to successive, automatic one-year renewals unless terminated by either party at the conclusion of the then-applicable term, upon 90 days prior written notice.

     Investment in Affiliates

      Investments in Partnerships. In August 1998 the Company purchased from affiliates 100% of the general partnership interests in Captec Franchise Capital Partners L.P. III, and Captec Franchise Capital Partners L.P. IV (together the “Partnerships”), which are engaged in substantially the same business as the Company. Pursuant to the terms outlined in the amended and restated agreement of limited partnership of each Partnership, the Company receives an acquisition fee equal to 5.0% of the aggregate purchase price of properties and an asset management fee equal to 1.0% of gross rental revenues from the Partnerships’ properties and equipment. In connection with the amendment of the advisory agreement, the limited partnership agreements for the Partnerships were amended retroactive to January 1, 1998. The effect of the amended agreements is to provide an acquisition fee of 2.0% of the aggregate purchase price of properties to the Company from the Partnerships and an acquisition fee of 3.0% of the aggregate purchase price of properties to Captec Advisors from the Partnerships, for which the Company receives an equal reduction in management fee expense to Captec Advisors. Cash flows of the Partnerships are allocated 99.0% to the limited partners and 1.0% to the Company as the general partner. Net sale or refinancing proceeds of each of the Partnerships are allocated 90.0% to the limited partners and 10.0% to the Company as the general partner. The Company will receive liquidation fees limited to the lesser of 3.0% of the gross sales price or 50.0% of the customary real estate commissions in the event of a real estate liquidation by either Partnership. The cash flow, liquidation fees, and net sale proceeds to the Company are subordinated to a 10.5% and 11.0% preferred return for Captec Franchise Capital Partners L.P. IV and Captec Franchise Capital Partners L.P. III, respectively, plus return of the original capital contributions to the limited partners.

      Investments in Family Realty. Family Realty, Inc. (“Family Realty”) was formed in 1998 to invest in net-leased entertainment-based and retail properties, which are comprised principally of state of the art stadium style seating movie theaters. These type of entertainment-based properties are being developed to increase the destination appeal of retail centers and expand consumer traffic by merging entertainment, restaurant and retail concepts into a single location. As part of the operations of Family Realty, the freestanding restaurant and retail properties that are often part of these developments could be separately acquired by the Company on favorable terms. The Company owns a 60.0% non-voting ownership interest in Family Realty and receives a quarterly asset management fee based on a percentage of Family Realty’s portfolio. Family Realty is obligated to pay acquisition fees of 4.0% to CNLR Development Inc. (“Development”), a subsidiary of the Company. Captec Advisors earns an advisory fee from Development up to 50.0% of the acquisition fees earned by Development from Family Realty, which, pursuant to the advisory agreement, provides for an equal reduction in management fee expense to the Company. Family Realty II, Inc. (“Family Realty II”) was formed in November 1999 to conduct the same business as Family Realty in a second venture. The Company also owns a 60% non-voting ownership interest in Family Realty II. Family Realty II is also obligated to pay an acquisition fee of 4.0% to Development and a quarterly asset management fee to Captec Advisors. Captec Advisors earns an advisory fee from Development up to 60% of the acquisition fees earned by Development from Family Realty II, which pursuant to the advisory agreement, provides for an equal reduction in management fee expense to the Company.

      Investment in Joint Venture. During the twelve months ended December 31, 1999, the Company, through a wholly-owned subsidiary, formed a joint venture, FC Venture I, LLC, with an affiliate of Fidelity Management Trust Company, one of the largest investment managers in the United States, on behalf of its institutional clients. The joint venture was formed to develop and acquire net-leased restaurant and retail properties similar to those which the Company develops and acquires. At December 31, 2000 the affiliate of Fidelity and the Company have provided $24.4 million and $7.1 million, respectively, of equity capital for the joint venture. The Company is the joint venture’s administrative agent authorized to act on behalf of the joint venture. As properties are acquired, the Company receives management fees and participates in any distributions from the joint venture as provided in the operating agreement. The Company will utilize any proceeds from the joint venture as working capital, including for the acquisition of properties for its portfolio. The affiliate of Fidelity has been granted an option to convert either 25.0% or 75.0% of its joint venture interest into the Company’s common stock during the period March 31, 2001 through March 31, 2003. Under the 75.0% option the affiliate of Fidelity is entitled to convert 75.0% of the value of its membership interests into the Company’s common stock at the factor equal to 90.0% of the greater of $18.00 per share or the market price of the Company’s common stock on the date notice of conversion is given. Under the 25.0% option, the affiliate of Fidelity is entitled to convert 25.0% of the value of its membership interest into the Company’s common stock at the greater of the market price of the Company’s common stock on March 31, 1999, which was $13.00 per share, or the date notice of conversion is given.

     Operations

      Acquisitions from Operators. The Company purchases properties from, and enters into leases with, creditworthy multi-unit operators of national and regional chain and franchised restaurants and national and regional specialty retailers. Lessees that are deemed creditworthy are those lessees that are most capable of meeting the obligations of a lease over the term of the lease as a result of a comprehensive credit review process which includes an evaluation of corporate financial statements and federal income tax returns, unit level operating data and projections and demographic and site information. The Company targets only lessees which it believes have the competitive position and financial strength to meet lease obligations. By acting in tandem with Captec Financial as a value-added provider of capital to restaurant operators, the Company seeks to purchase properties at below “retail” market value and thus realizes above market returns.

      Acquisitions from Developers. The Company has developed alliances with select retail developers to acquire properties in the retail industry. By developing these alliances, the Company establishes mutually beneficial, rather than competitive, relationships with developers, which is intended to increase the Company’s supply of retail acquisition opportunities and provide the Company with below market purchase prices and above market lease yields.

      Underwriting Restaurant Chains and Retailers. The Company leases its properties to franchisees and operators of select major national and regional restaurants and retailers because the Company believes these widely recognized and centrally supported chains possess significant advantages over their independent competitors. These competitive advantages, which include the use of nationally recognized trademarks and logos and substantial management, training, advertising, market and product support from franchisors and national or regional chain management, strengthen the business and financial position of the Company’s lessees.

      A concept is a proprietary theme under which a retailer or franchise conducts business, such as Blockbuster Video or Taco Bell. The Company employs thorough underwriting procedures to select the franchise and chain business concepts towards which it directs its acquisition activities. This analysis includes:

•	a review of publicly available information concerning franchisors or chain operators;

•	credit analysis of the franchisor’s or operator’s financial statements;

•	assessment of business strategies, operating history and key personnel;

•	operational and financial evaluation of unit level performance;

•	comparison of franchise fee and expense structure to industry averages;

•	analysis of concept penetration and trade name recognition;

•	assessment of non-quantitative factors contributing to concept success; and

•	for franchisors, surveys of representative franchisees to develop data on average sales, profitability and satisfaction with franchisor support.

      The Company’s concept underwriting procedures also result in the establishment of credit standards for concept lessees. Once selected, the Company conducts ongoing review of the performance of the business concept through monitoring of financial information and news releases. Each business concept is formally reevaluated annually.

      Underwriting Lessee Credit. The lessees are predominantly experienced, multi-unit operators of fast-food, family-style and casual dining restaurants and national retailers. The Company subjects each proposed lessee to a thorough underwriting process to identify the most creditworthy lessees and minimize the Company’s risk from defaults and business failures. Lessees that are deemed creditworthy are those lessees that are most capable of meeting the obligations of their lease(s) over the term. The Company targets only lessees with the competitive position and financial strength to meet lease obligations. The Company’s lessees, as franchisees or operators of major national and regional franchised and chain outlets, also undergo rigorous scrutiny and training by national and regional franchisor and chain management and often must make substantial capital investments prior to conducting business. This provides additional assurance as to the creditworthiness of the lessees and further reduces the Company’s risk.

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

      In addition, many of the chain operators and franchisors have sophisticated full-time staffs engaged in site selection, evaluation and pre-approval of all new sites. The operators of national and regional franchised and chain restaurants that become the Company’s lessees generally are required to submit their proposed locations to a rigorous site evaluation and approval process by franchisors or national chain management, which generally includes assessments of many of the factors considered by the Company in performing its analysis. These studies often are made available to, and utilized by, the Company in analyzing a potential acquisition.

The retailers that become the Company’s lessees also generally have full-time staffs engaged in site selection and evaluation and typically develop new retail sites in conjunction with selected developers which assist in site evaluation and selection. The retailers operating on the Company’s properties also submit their proposed locations to a rigorous site evaluation and approval process similar to that for restaurants. These processes provide additional support and confirmation for the Company’s site selection process.

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

      Active Management of Lessee Credit. In addition to monitoring lease compliance, the Company regularly reviews the financial condition of its lessees and business, economic and market trends in order to identify and anticipate problems with lessee performance which could adversely affect the lessee’s ability to meet lease obligations. If potential problems are identified, the Company seeks early intervention with its lessees and, when appropriate, chain or retailer national management to address and avoid such problems.

      All of the Company’s operations are conducted in the United States. The Company’s operations historically have not been seasonal.

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

      The Company believes that it has several key competitive advantages that enable it to compete favorably for property acquisitions, including the Company’s ability to “bank” the chain restaurant industry in tandem with Captec Financial. The Company and its affiliates meet most of the chain restaurant operator’s financing needs on a “one-stop shopping” basis. To execute this strategy, the Company and Captec Financial have strategically developed diversified financing products and a relationship-based marketing strategy founded upon the value of building long-term relationships with customers. The Company and Captec Financial offer to customers net lease financing, mortgage and acquisition loans, construction loans, equipment leases and loans and private equity financing, with all net lease acquisition opportunities directed to the Company or its affiliates. In addition, the Company has established alliances with select retail developers which allows the Company to compete favorably for development contracts directly with certain retailers, providing retailers with the combination of a nationwide network of select developers and a complete financing commitment.

      Environmental Matters. Typically, independent environmental consultants conduct or update environmental site assessments and other environmental investigations as appropriate or the Company obtains environmental liability insurance at the properties. Where possible, the Company enters into indemnification agreements with lessees and/or prior owners at certain of the properties where potential environmental issues have been raised, but have been remediated or otherwise resolved. As part of its underwriting procedures, the Company obtains environmental site assessments or environmental liability insurance for all future properties, including the properties subject to acquisition by the Company. The Company believes that the extent and geographic diversity of its portfolio minimizes the likelihood of the Company being exposed to a material environmental liability.

      REIT Modernization Act. In January 2001, the REIT Modernization Act (“RMA‘’) was signed into law. The RMA contains several provisions that will allow REIT’s to create a taxable REIT subsidiary (“TRS”) that can provide services to lessees and others without disqualifying the rents that a REIT receives from its lessees. Furthermore, RMA changes the minimum distribution requirement from 95.0% to 90.0% of the REIT’s taxable income, which will allow REIT’s to reinvest a larger percentage of capital into their real estate assets or repay their existing debt.

      Employees. Reference is made to Item 10., “Directors and Executive Officers of the Registrant” for a listing of the Company’s Executive Officers, who are the Company’s only employees.

      Financial Information. See the Company’s financial statements included in this Form 10-K for information on the Company’s revenues, profits and total assets. All of the Company’s revenues from external customers for the fiscal year ended December 31, 2000 may be attributed to, and all of its long-term assets are located in, the United States.

Item 2.  Properties

      Existing Properties. As of December 31, 2000, the Company’s portfolio consisted of 138 properties located in 27 states, which were leased to 63 operators of 35 distinct restaurant concepts and 14 retail concepts. The properties ranged from one year to 80 years of age and averaged 6.3 years of age and were subject to leases with remaining terms, excluding renewals, ranging from 3.6 to 20.8 years and averaging approximately 13.4 years. Investments in individual properties ranged from $552,000 to $7.1 million and the total investment in the properties, excluding accumulated depreciation, was $210 million. The size of facilities located on the properties ranged from 2,000 to 78,400 square feet and the properties aggregated approximately 938,000 square feet. The properties include two properties which presently are under construction, for which the Company had invested $1.7 million and had remaining commitments totaling $0.2 million. Most of the

Company’s properties are pledged as collateral for the Company’s credit facility. The following tables set forth certain information concerning the properties by concept and industry segment as of December 31, 2000.

	Facility	No. of	No. of
Concept	Type	Properties	Lessees(1)

Properties subject to operating leases:

Bennigan’s	Restaurant	10	1

Steak & Ale	Restaurant	8	1

Boston Market	Restaurant	10	2

Red Robin	Restaurant	3	3

Applebee’s	Restaurant	5	3

Black Angus	Restaurant	4	1

Claim Jumper	Restaurant	2	1

Golden Corral	Restaurant	4	4

Arby’s	Restaurant	8	6

Blockbuster Video	Retail	7	1

BMW	Auto Dealer	1	1

Champps	Restaurant	2	2

Denny’s	Restaurant	6	2

Sportmart	Retail	1	1

Keg Steakhouse	Restaurant	4	1

Taco Bell	Restaurant	5	2

Kona Steakhouse	Restaurant	2	1

Carino’s	Restaurant	2	1

Video Update	Retail	3	1

Texas Roadhouse	Restaurant	2	1

Rite Aid	Retail	1	1

Babies R Us	Retail	1	1

Mountain Jack’s	Restaurant	2	1

Nissan	Auto Dealer	1	1

Stanford’s	Restaurant	1	1

Burger King	Restaurant	2	2

Jared Jewelers	Retail	1	1

Schlotzski’s Deli	Restaurant	3	1

Stop & Go	Retail	2	1

TGI Friday’s	Restaurant	1	1

Tony Roma’s	Restaurant	1	1

Athlete’s Foot	Retail	1	1

KFC	Restaurant	2	2

Hollywood Video	Retail	2	1

Circle K	Retail	1	1

Carrows	Restaurant	1	1

Damon’s	Restaurant	1	1

Blockbuster Music	Retail	1	1

Skipper’s Fish & Chips	Restaurant	2	1

Roadhouse Grill	Restaurant	1	1

Del Taco	Restaurant	1	1

Pizza Hut	Restaurant	2	2

Perkins	Restaurant	1	1

Popeye’s	Restaurant	1	1

United Trust Bank	Retail	1	1

Whataburger	Restaurant	1	1

Hooters	Restaurant	1	1

Fazoli’s Restaurant	Restaurant	1	1

Wendy’s	Restaurant	1	1

Vacant	Restaurant/Retail	7	0

		134	68

Properties subject to financing leases:

Jared Jewelers	Retail	4	1

Total Revenue from Properties		138	69

Annualized Total Revenue

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Annualized	% of Total
	Location	Acquisition	Revenue at	Annual
Concept	(State)	Cost	December 31, 2000	Revenue

Properties subject to operating leases:

Bennigan’s	CO,CT,FL,IL,MI,NC,OK,TX	$18,022,089	$2,126,152	8.5%

Steak & Ale	FL,IN,OK,TX,VA	11,593,288	1,367,722	5.4

Boston Market	IL,MI,NC,OH,PA	11,760,135	1,274,219	5.1

Red Robin	CO,OH,WA	8,522,648	1,268,740	5.0

Applebee’s	KY,MO,OH,WA	8,801,628	1,128,576	4.5

Black Angus	MN	9,689,373	1,005,108	4.0

Claim Jumper	AZ,CA	7,262,222	838,426	3.3

Golden Corral	FL,NE,TX	7,442,156	836,347	3.3

Arby’s	CO,GA,MI,NM,OH,PA	6,310,007	756,693	3.0

Blockbuster Video	AL,GA,KY,SC,TX	6,800,509	738,070	2.9

BMW	GA	7,115,013	709,200	2.8

Champps	GA	6,971,040	701,405	2.8

Denny’s	AZ,LA,TX	5,955,284	677,940	2.7

Sportmart	IL	6,102,797	654,450	2.6

Keg Steakhouse	OR,WA	4,793,421	581,673	2.3

Taco Bell	MN,FL	4,685,993	530,111	2.1

Kona Steakhouse	TX	3,932,821	473,269	1.9

Carino’s	TX	3,987,862	450,588	1.8

Video Update	AZ,MN,NM	3,582,712	442,657	1.8

Texas Roadhouse	CO	3,030,989	376,008	1.5

Rite Aid	AL	3,320,830	348,847	1.4

Babies R Us	MO	3,157,534	335,347	1.3

Mountain Jack’s	MI,OH	2,781,005	326,371	1.3

Nissan	GA	3,250,023	323,952	1.3

Stanford’s	CO	2,427,861	316,995	1.3

Burger King	VA,WV	2,095,925	262,700	1.0

Jared Jewelers	VA	2,023,360	261,516	1.0

Schlotzski’s Deli	AZ	2,645,054	258,968	1.0

Stop & Go	TX	1,997,612	237,950	0.9

TGI Friday’s	TX	2,174,845	227,694	0.9

Tony Roma’s	FL	1,915,800	209,700	0.8

Athlete’s Foot	GA	1,691,520	196,588	0.8

KFC	PA,WA	2,149,820	187,410	0.7

Hollywood Video	GA,OH	1,736,382	179,272	0.7

Circle K	CA	1,419,166	168,977	0.7

Carrows	CA	1,324,288	164,704	0.7

Damon’s	AZ	1,429,445	161,483	0.6

Blockbuster Music	AL	1,526,653	155,402	0.6

Skipper’s Fish & Chips	OR,WA	2,235,385	155,056	0.6

Roadhouse Grill	NY	1,048,395	149,970	0.6

Del Taco	AZ	1,003,288	115,378	0.5

Pizza Hut	AL,CT	1,105,944	111,758	0.4

Perkins	FL	1,016,704	110,999	0.4

Popeye’s	GA	877,941	101,538	0.4

United Trust Bank	IL	1,293,062	81,800	0.3

Whataburger	NM	948,068	71,262	0.3

Hooters	FL	1,048,870	71,050	0.3

Fazoli’s Restaurant	MI	1,164,036	70,000	0.3

Wendy’s	PA	736,942	55,567	0.2

Vacant	GA,IL,MO,NC, IN, PA	7,417,957	—	0.0

		205,325,701	22,355,607	89.0%

Properties subject to financing leases:

Jared Jewelers	AZ,FL,TX	4,317,451	547,437	2.2%

Total Revenue from Properties		$209,643,152	$22,903,044	91.1%

Annualized Total Revenue			$25,130,938	100.0%

				% of Total		Annualized Revenue
	No. of	No. of	No. of	Acquisition	Acquisition	From Properties at
Segment	Concepts	Properties	Lessees(1)	Cost	Cost	December 31, 2000

Restaurant	35	109	52	75.8%	$158,892,491	$17,521,579

Retail	14	29	11	24.2	50,665,108	5,381,466

Total	49	138	63	100.0%	$209,557,599	$22,903,044

[Additional columns below]

[Continued from above table, first column(s) repeated]

% of Annualized
Revenue
Segment	From Properties

Restaurant	76.5%

Retail	23.5

Total	100.0%

(1)	Certain Lessees lease properties under more than one concept, and therefore the number of Lessees totaled by concept exceeds the number of actual Lessees (63).

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

      During the term of a lease, the lessee pays the Company rent on a monthly basis. Leases generally provide for automatic, fixed increases in the rent at predetermined intervals during the lease term. As of December 31, 2000, the net weighted average capitalization rate, which is annual minimum rent divided by the total property investment, including acquisition cost, for the properties was 10.11% and the weighted average annualized rate of automatic fixed increases in the minimum annual rent was 2.08%. In accordance with generally accepted accounting principles (“GAAP”), the Company recognizes the total rental, as stipulated by the lease, including automatic fixed increases, as income on a straight-line basis over the term of the lease. As of December 31, 2000, the net weighted average straight-line capitalization rate, which is annual straight-line rental revenue divided by the total property investment, including capitalized acquisition cost, was 11.33% for the properties. Under the terms of the leases, the lessees are typically responsible for all operating costs and expenses of repairs, maintenance, real property taxes, assessments, utilities and insurance. In limited circumstances, the Company’s retail leases are on a “double-net” basis pursuant to which the Company, rather than the lessee, is responsible for maintenance of the exterior walls and/or roof of the property. Therefore, the Company generally is not required to make significant capital expenditures with respect to its portfolio. The Company had no capital expenditures for the years ended December 31, 2000, 1999 and 1998.

      The following table sets forth as of December 31, 2000, scheduled lease expirations for the properties. Only 14.0% of the Company’s leases are scheduled to expire during the next 10 years (assuming no renewals).

	Number of		Percentage
Year of	Leases	Annualized	of Annualized
Expiration(1)	Expiring	Revenue	Revenue

2004	1	$654,450	2.9%

2005	1	84,439	0.4%

2006	2	245,534	1.1%

2007	7	705,812	3.1%

2009	7	843,924	3.7%

2010 and thereafter	113	20,173,613	88.8%

TOTAL	131	$22,707,772	100.0%

(1)	Assumed no early termination due to exercise of purchase options, defaults or otherwise.

      Occupancy and Lease Performance. As of December 31, 2000, 131 of the 138 properties were subject to leases that were performing. The 7 vacant properties, comprised of 2 properties formerly leased to Boston Chicken, Inc. and its franchisees and five other properties, represent 3.5% of the total investment in the properties. The Company is actively remarketing vacant properties. The Company periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. In 1999, the Company reserved for an impairment loss of approximately $497,000 for a vacant property held for sale. Management believes that estimated future cash flows, undiscounted and without interest charges, from the other vacant properties will be in excess of the carrying amount of these properties.

      Property and Lease Concentrations. The properties are leased to operators of 49 distinct restaurant and retail concepts or brands. As of December 31, 2000, leases to the franchisor of Bennigan’s restaurants represent 7.8% of annualized total revenue from the properties, and the next highest “concept concentration” was 5.0%.

      The properties are leased to 63 different lessees. As of December 31, 2000, leases to S&A Properties, Inc., which operates Bennigan’s and Steak & Ale restaurants and is also the franchisor of these concepts, represent 12.8% of annualized total revenue from the properties, and the next highest single lessee represents 4.2% of annualized total revenue from the properties. No single property contributed more than 3.0% of annualized total revenue from the properties. As of December 31, 2000, of the properties, 109 are restaurant properties leased to 52 different lessees representing 76% of the Company’s investment in properties and 29 are retail properties leased to 11 different lessees representing 24% of the Company’s investment in properties.

      The Company invests in restaurant and retail properties throughout the United States. The properties generally are well diversified geographically across 27 states with a maximum “geographic concentration” in Texas equal to 11.5% of the annualized total revenue. No other geographic concentrations exceed 10.0%.

Item 3.  Legal Proceedings

      On December 6, 2000, the Court of Chancery of the State of Delaware (the “Court of Chancery”) dismissed as moot Steiner v. Beach, et al., C.A. 18005NC (Delaware Chancery Court) and Bailey v. Beach, et al., C.A. 18006NC (Delaware Chancery Court), two lawsuits filed in the Court of Chancery against the Company and its directors. Both cases were dismissed without prejudice to any position, claim or defense any party may assert with respect to an application by the plaintiff in either case for counsel fees and expenses. An application for counsel fees and expenses was filed on January 12, 2001 by parties in both cases, as of March 27, 2001, there has been no ruling on this application.

      The Company is not presently involved in any material legal proceedings, nor, to its knowledge, are any material claims threatened against the Company or its properties other than claims arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5.  Market for Registrant’s Common Shares and Related Shareholder Matters

      The Company’s Common Stock is listed for quotation on the Nasdaq National Market System under the symbol “CRRR.” The following table sets forth the high and low sales prices per share as quoted on the Nasdaq National Market System and dividends declared by the Company related to the following quarters of the fiscal years indicated:

	Sales Prices
			Dividends
Fiscal 2000	High	Low	Declared

Fourth Quarter	$11.813	$10.563	$.38

Third Quarter	11.500	10.125	.38

Second Quarter	11.063	8.375	.38

First Quarter	8.938	7.375	.38

			$1.52

Fiscal 1999

Fourth Quarter	$11.00	$6.25	$.38

Third Quarter	13.563	10.063	.38

Second Quarter	13.813	11.875	.38

First Quarter	13.500	12.250	.38

			$1.52

      As of March 12, 2001 there were 77 record holders of the Common Stock.

      On January 18, 2001, the Company paid a dividend of $0.38 per share to stockholders of record on January 11, 2001. While the Company intends to continue paying dividends, dividend payment determinations, subject to the Company’s obligations in order to maintain its status as a REIT, will be made by the Company’s Board of Directors based on an analysis of the Company’s earnings, the competitive climate in which the Company operates and other relevant considerations.

Item 6. Selected Financial Data

      The following tables set forth selected historical operating and financial data for the Company as of December 31, 2000, 1999, 1998, 1997 and 1996 and for each of the years then ended and as derived from the consolidated financial statements of the Company.

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

	(in thousands, except per share data)

Statement of Operations Data:

Revenue:

Rental income	$23,911	$24,559	$22,451

Interest and other income	4,079	4,428	3,235

Total revenue	27,990	28,987	25,686

Expenses:

Interest	9,865	9,272	6,800

General and administrative	1,474	1,567	1,616

Provision for unbilled rent	—	—	865

Depreciation and amortization	3,441	3,485	3,069

Non-recurring merger costs	2,442	—	—

Total expenses	17,222	14,324	12,350

Income before equity in joint venture, gain (loss) on sale of properties, other non-recurring and accounting change	10,768	14,663	13,336

Equity income of joint venture	561	257	—

Gain (loss) on sale of properties	2,508	(850)	(1,838)

Other non-recurring	706	—	—

Income before income tax	14,544	14,070	11,498

Provision for income tax	—	—	—

Net income before accounting change	14,544	14,070	11,498

Cumulative effect of accounting change	—	(337)	—

Redeemable Preferred Stock dividend requirements	—	—	—

Income/(loss) attributable to Common Stock	$14,544	$13,733	$11,498

Income/(loss) per share of Common Stock, basic and diluted	$1.53	$1.44	$1.21

Cash dividends per share of Common Stock	$1.52	$1.51	$1.13

Weighted Average number of shares of Common Stock outstanding, basic and diluted	9,508,108	9,508,108	9,508,108

Other Data:

Cash flows from operating activities	$11,165	$16,688	$14,885

Cash flows from investing activities	$21,472	$(8,672)	$(70,980)

Cash flows from financing activities	$(33,008)	$(11,468)	$57,055

Total properties (at end of period)	138	162	163

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	1997	1997	1996

		Predecessor	Predecessor

	(in thousands, except per share data)

Statement of Operations Data:

Revenue:

Rental income	$3,591	$7,974	$4,907

Interest and other income	468	1,363	2,011

Total revenue	4,059	9,337	6,918

Expenses:

Interest	1,476	4,419	1,977

General and administrative	262	1,812	1,218

Provision for unbilled rent

Depreciation and amortization	530	1,076	649

Non-recurring merger costs	—	—	—

Total expenses	2,268	7,307	3,844

Income before equity in joint venture, gain (loss) on sale of properties, other non-recurring and accounting change	1,791	2,030	3,074

Equity income of joint venture

Gain (loss) on sale of properties	207	(59)	—

Other non-recurring	—	—	—

Income before income tax	1,998	1,971	3,074

Provision for income tax	—	167	95

Net income before accounting change	1,998	1,804	2,979

Cumulative effect of accounting change	—	—	—

Redeemable Preferred Stock dividend requirements	1,012	5,625	7,496

Income/(loss) attributable to Common Stock	$986	$(3,821)	$(4,517)

Income/(loss) per share of Common Stock, basic and diluted	$0.20	$(3.90)	$(4.61)

Cash dividends per share of Common Stock	$0.195	—	—

Weighted Average number of shares of Common Stock outstanding, basic and diluted	4,966,139	980,330	980,330

Other Data:

Cash flows from operating activities	$2,148	$2,777	$3,994

Cash flows from investing activities	$(44,353)	$(33,789)	$(53,274)

Cash flows from financing activities	$44,980	$27,903	$51,173

Total properties (at end of period)	112	83	63

	December 31,

	2000	1999	1998	1997	1996

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$665	$1,306	$4,489	$3,528	$3,862

Properties subject to leases, net	200,378	222,023	224,478	152,766	71,137

Total investments	223,509	244,951	238,195	166,953	85,735

Total assets	234,571	255,522	252,010	181,702	98,614

Notes payable	98,366	116,922	113,985	42,746	48,160

Total liabilities	99,544	120,586	116,403	46,896	49,214

Redeemable Preferred Stock	—	—	—	—	49,399

Total stockholders’ equity	135,027	134,936	135,607	134,806	1

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the historical financial statements of the Company and notes thereto appearing elsewhere in this Form 10-K.

      The Company, which has operated as a REIT since November 1997, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and national retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expense of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company’s leases typically provide for minimum rent plus specified fixed periodic rent increases. Other revenues are derived primarily from fee income earned from the affiliated ventures and interest income on loans to affiliates.

      The Company recognizes rental revenue on a straight-line basis over the term of each lease. Substantially all of the leases are treated as operating leases for purposes of GAAP and the related properties are recorded at cost less accumulated depreciation. All costs associated with the acquisition and development of a property, including fees paid to Captec Advisors, have been capitalized at the time of acquisition. Buildings acquired or developed are amortized on a straight-line basis over forty years. The substantial change in revenue and expense from year to year is the result primarily of the acquisition and development of properties and the commencement of leases during the year of acquisition and the recognition of a full year’s operation in the year subsequent to acquisition.

      As of December 31, 2000, the Company owned 138 properties, located in 27 states, with 131 properties subject to long-term net leases with 63 different lessees. The lessees predominantly are franchisees or operators of national restaurant and retail concepts including Bennigan’s, Applebee’s, Denny’s, Blockbuster Video, and Jared Jewelers.

Results of Operations

      2000 to 1999. Total revenue decreased 3.4% to $28.0 million for the year ended December 31, 2000 as compared to $29.0 million for the year ended December 31, 1999. Rental revenue from operating leases decreased 2.6% to $23.9 million for 2000 as compared to $24.6 million for 1999. The decrease is primarily due to the sale of thirty properties during 2000, slightly offset by a full period of rental revenue from properties acquired and leased in preceding periods. Earned income from financing leases decreased 5.5% to approximately $614,000 in 2000 as compared to approximately $650,000 for 1999. The decrease is the result of principal collections on financing leases. Interest income on loans to affiliates remained unchanged at $1.3 million for 2000 as compared to 1999. Other income decreased 12.2% to $2.2 million for 2000 as compared to $2.5 million for 1999. The decrease is the result of the affiliated ventures approaching completion of the acquisition phase, resulting in reduced one-time acquisition fees.

      Total expenses increased 20.2% to $17.2 million for the year ended December 31, 2000 as compared to $14.3 million for the year ended December 31, 2000. Interest expense increased 6.4% to $9.8 million in 2000 as compared to $9.3 million for 1999. The increase was principally due to an increase in the LIBOR interest rate and an increase of $378,000 in deferred amortization costs. General and administrative expenses, including management fees to affiliates, decreased 5.9% to $1.5 million in 2000 as compared to $1.6 million for 1999. The decrease is due to a $200,000 decrease resulting from expense allocations related to Family Realty II, Inc., slightly offset by an increase in salaries of $85,000. Depreciation and amortization decreased 1.3% to $3.4 million for 2000 as compared to $3.5 million for 1999. The decrease is due to the reduction of the Company’s property portfolio. At December 31, 2000 the Company had net investment in properties subject to operating leases of $196 million as compared to $218 million at December 31, 1999, a decrease of 10%. Non-recurring merger costs increased 100% to $2.4 million in 2000. On December 20, 1999 the Company executed an Omnibus Agreement and Plan of Merger by and among the Company, Captec Acquisition, Inc., a wholly-owned subsidiary of the Company, Captec Financial Group, Inc. and Captec Advisors. The merger agreement provided for the merger of Captec Acquisition with and into Financial Group and of Captec Advisors with and into the Company. On May 1, 2000 the merger agreement was terminated by the mutual agreement of the parties thereto. In September 2000 the Company announced that the Board of Directors would pursue a sale of the Company. As a result of these activities the Company incurred $2.4 million in non-recurring costs.

      During 1999 the Company invested approximately $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture. The Company recorded approximately $561,000 as its portion of FC Venture’s equity earnings in 2000 as compared to $257,000 in 1999 representing an increase of 84%. The increase is primarily due to the increased investment in properties, at December 31, 2000 FC Venture had invested $50.0 million in properties as compared to $33.5 million at December 31, 1999.

      During 2000 the Company sold thirty properties collecting proceeds of $37.0 million and reflecting a net gain on sale totaling $2.5 million.

      Other non-recurring items for the year ended December 31, 2000 of approximately $706,000 represents the reversal of a previously provided allowance for an estimated income tax obligation which is no longer required due to the completion of an Internal Revenue Service audit that resulted in no additional tax payment.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”. This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company recorded a $336,875 non-cash charge for the balance of unamortized organization costs in the first quarter of 1999.

      As result of the foregoing, the Company’s net income after accounting change increased 5.9% to $14.5 million for 2000 as compared to $13.7 million for 1999.

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

      Total expenses increased 16.0% to $14.3 million for the year ended December 31, 1999 as compared to $12.4 million for the year ended December 31, 1998. Interest expense increased 36.4% to $9.3 million in 1999 as compared to $6.8 million for 1998. The increase was principally due to an increase in the average balance outstanding on the Company’s credit facility which is used to fund the acquisition and development of properties. General and administrative expenses, including management fees to affiliates, remained the same at $1.6 million. Depreciation and amortization increased 13.6% to $3.5 million for 1999 as compared to $3.1 million for 1998. The increase is due to the continued acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding periods and the amortization of the goodwill of approximately $107,000 in connection with the Company’s investment in the Partnerships Provision for unbilled rent decreased 100% to zero provision for 1999 as compared to approximately $865,000 for 1998 due to a one-time non-cash charge related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates recorded in 1998.

      During 1999, the Company invested approximately $7.1 million in a 22.6% membership interest in FC Venture I, LLC, a joint venture, and recorded approximately $257,000 as its portion of FC Venture’s equity earnings for the year ended December 31, 1999.

      During 1999, the Company sold twelve properties for $17.6 million and reserved approximately $497,000 for a loss expected on the disposition of one vacant property. As a result of these transactions, the Company collected total proceeds of $17.6 million and reflected a net loss on sale of properties totaling approximately $850,000.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”. This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company recorded a $336,875 non-cash charge for the balance of unamortized organization costs in the first quarter of 1999.

      As result of the foregoing, the Company’s net income after accounting change increased 19.4% to $13.7 million for 1999 as compared to $11.5 million for 1998.

Liquidity and Capital Resources

      The Company’s principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisitions typically have been funded out of proceeds from equity offerings and borrowings. The Company expects to meet its liquidity requirements, which are principally property development and acquisition and scheduled debt maturities, through a variety of future sources of capital, including long-term collateralized and uncollateralized indebtedness, “off-balance sheet” financing through the formation of joint ventures, and the issuance of additional equity or debt securities.

      The Company’s leases generally provide for specified periodic rent increases. In addition, most of the Company’s leases require the lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company’s exposure to increases in costs and operating expenses. Based upon these factors, the Company does not anticipate significant capital demands related to the management of its properties.

      At December 31, 2000, the Company had cash and cash equivalents of $665,408. For the year ended December 31, 2000, the Company generated cash from operations of $11.7 million (including non-recurring items and excluding gains or losses from the sale of properties) as compared to $16.7 million in 1999. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the year ended December 31, 2000, the Company generated $21.5 million from investing activities as compared to utilizing $8.6 million in 1999. The Company used $33.6 million in financing activities during the year ended December 31, 2000 as compared to $11.5 million in 1999.

      At December 31, 2000, the Company’s debt-to-total assets was 41.9% as compared to 45.8% at December 31, 1999.

      Joint Venture. At December 31, 2000 the Company had contributed $7.1 million in equity capital and FC Venture has invested $51.0 million in properties subject to leases. During 2000, the Company received $836,000 in cash distributions from FC Venture.

      Credit Facility. In February 1998, the Company entered into a $175.0 million syndicated credit facility with First Union National Bank, as agent, to provide funds for the acquisition and development of properties and working capital. Outstanding debt under the facility is collateralized by the properties. At December 31, 2000, the Company had $96.4 million of aggregate outstanding borrowings under the credit facility.

      Advances under the credit facility are subject to certain borrowing base restrictions that are dependent on a cash basis lease revenue. The credit facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth of $125.0 million, a maximum leverage ratio of 60.0%, an interest coverage ratio greater than 2.25:1 and a fixed charge coverage ratio greater than 1.75:1. As of December 31, 2000 the Company is in compliance with all debt covenants.

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

      The credit facility expired in February 2001. In February 2001 the Company amended and extended the maturity of the credit facility. The effect of the amendment is to extend the maturity to August 31, 2001. The amendment also increased interest rate spread over LIBOR to a range of 2.25% to 2.50% dependent upon the ratio of debt to asset value, and a reduction in the facility borrowing capacity to $105 million. The Company also has an option to extend the maturity of the credit facility an additional three months. The extension of the credit facility has been designed to be short-term in nature to enable the company to continue to operate with a flexible capital structure, while the board of directors pursues a possible sale of the Company. Upon expiration of the credit facility, the Company has the ability to readily refinance its indebtedness under the credit facility through a new facility or loan with an institutional lender and/or through the issuance of debt securities. The terms of the Company’s obligations with respect to an indebtedness incurred in refinancing the credit facility will be based on market conditions applicable to such form of indebtedness at the time, which may cause the terms of any such indebtedness to vary materially from the terms of the credit facility.

      During 2000, the Company entered into three promissory notes for an aggregate amount of $1,945,000 with a lending institution. The notes are collateralized by certain properties in the Company’s property portfolio. The notes have terms ranging from 15 years to 20 years and bear interest at 9.0% per annum. As of December 31, 2000, the outstanding balance of the promissory notes is $1,924,477.

      Property Acquisitions, Sales and Commitments. During the year ended December 31, 2000, the Company developed and acquired properties for an aggregate acquisition cost of approximately $16.0 million. The gross weighted average capitalization rate (annual rental divided by the property purchase price) on aggregate 2000 property acquisitions was 10.00% on a cash basis (using annual minimum rents) and 10.94% on a straight-line basis (using estimated annual revenue under GAAP). The net weighted average capitalization rate (annual rental divided by the total property investment, including capitalized acquisition costs) on aggregate 2000 property acquisitions was 9.67% on a cash basis and 10.59% on a straight-line basis.

      As of December 31, 2000, the Company had entered into tentative agreements to acquire or develop 38 properties totaling approximately $50.6 million. The tentative agreements are subject to various conditions to closing which are described in the contracts or letters of intent relating to these properties. In addition, in the ordinary course of business the Company is in negotiations regarding the proposed acquisition of other properties and related co-development opportunities. The Company may enter into tentative agreements to acquire some of these prospective properties in the future. The Company expects to finance any acquisitions through a variety of sources of capital, including borrowings under the credit facility, property sales, other long-term collateralized and uncollateralized indebtedness, “off-balance sheet” financing through the formation of joint ventures and the issuance of additional equity or debt securities.

      The Company periodically sells properties as a means of generating capital to meet its current commitments of future acquisitions and developments. The Company strategically explores the marketability of certain properties in its portfolio that would contribute to greater diversification levels in tenants, geography, property type and property size thereby increasing the strength of its current portfolio. At December 31, 2000, the Company has explored the marketability of 13 properties representing a carrying value of $19.7 million.

      Property acquisition and development commitments are expected to generate the primary demand for additional capital in the future.

      Dividends. During 2000, the Company paid dividends of $14.5 million. In January 2001, the Company declared a fourth quarter dividend on its Common Stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to shareholders of record on January 11, 2001 and was paid on January 18, 2001. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT to the extent such requirements remain applicable.

Inflation

      The Company’s leases contain provisions which mitigate the adverse impact of inflation. The leases generally provide for specified periodic rent increases including fixed increase amounts and, in limited circumstances, indexation to CPI and/or percentage rent. In addition, most of the leases require the lessee to pay all operating costs and expenses including repairs, maintenance, real property taxes, assessments, utilities and insurance, thereby substantially reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

      The Company’s credit facility bears interest at a variable rate which will be influenced by changes in short-term interest rates and will be sensitive to inflation. The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates.

Recently Issued Accounting Standards

      In June 1998 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133. The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction.

      Pursuant to the provisions of the statement, all hedging designations and the methodology for determining hedge effectiveness must be documented at the inception of the hedge, and upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company adopted this accounting standard on January 1, 2001, as required. The cumulative effect of this accounting change as of January 1, 2001 resulted in the Company recording an asset of $206,399 and an offset to comprehensive income for the same amount. The Company currently has two derivative instruments that have been identified to be accounted for under the provisions of the standard; an interest rate swap contract and an interest rate cap contract. Both contracts have been designated as cash flow hedges used to hedge interest rate risk.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 was adopted in the fourth quarter 2000. The Company examined its revenue recognition practices in light of interpretive guidance and determined SAB 101 did not have an effect on the earnings and financial position of the Company.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

      Market risk represents a risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk arises from interest rate risk inherent in its financial instruments. The Company is not subject to foreign currency exchange rate risk or commodity price risk.

      The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At December 31, 2000, prior to the effects of derivative instruments, approximately 98.0% of the Company’s debt bears interest at variable rates of LIBOR rate plus 1.25% to 1.75%.

      The following table presents certain information on the Company’s assets and liabilities which are sensitive to interest rate changes at December 31, 2000:

	Maturity

	0 to 3	1 to 5
	Months	Years	Total

Assets:

Cash and cash equivalents	$665,408	$—	$665,408

Properties subject to operating leases, net(1)	1,698,032	—	1,698,032

Total assets	$2,363,440	$—	$2,363,440

Liabilities

Notes payable	$96,441,438	$—	$96,441,438

Reprice difference	$(94,077,998)	$—

Cumulative gap	$(94,077,998)	$(94,077,998)

(1)	Represents leases for properties that are under construction and sensitive to interest rate fluctuations.

      A 1.0% increase in the variable interest rate for the year ended December 31, 2000 would have resulted in additional interest expense of approximately $647,000.

      The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty defaults. The Company does not enter into derivative transactions for trading purposes. At December 31, 2000, the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $31.5 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement, the counterparty agrees to make payments to the Company if LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2001. In January 2001, the Company entered into an interest rate cap agreement for a notional amount of $25 million. The interest rate cap agreement requires the counterparty to make payments to the Company if the LIBOR rate exceeds 7.50%. The interest rate cap agreement terminates July 2001.

Item 8.  Consolidated Financial Statements and Supplementary Data

      The consolidated Financial Statements and supplementary data are attached to this Form 10-K. Reference is made to the Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following individuals were the Company’s executive officers at the date of this report:

			Year of
Name	Age	Position	Election

Patrick L. Beach	44	President and Chief Executive Officer	1997

W. Ross Martin	40	Executive Vice President, Chief Financial Officer and Treasurer	1997

H. Reid Sherard	53	Senior Vice President — Sales and Marketing	1998

Ronald Max	43	Vice President and Chief Investment Officer	1997

      The following individuals were the Company’s directors at the date of this report:

			Director	Expiration
Name	Age	Principal Occupation	Since	of Term

Patrick L. Beach	44	Chairman of the Board of Directors, President and Chief Executive Officer	1997	2001

W. Ross Martin	40	Executive Vice President, Chief Financial Officer and Treasurer	1997	2001

H. Reid Sherard	53	Senior Vice President — Sales and Marketing	1997	2001

Richard J. Peters	53	President, Penske Corporation	1997	2001

Creed L. Ford, III	48	Chief Executive Officer, Fired Up, Inc	1997	2001

William H. Krul, II	51	Chief Executive Officer, Miller-Valentine Construction, Inc.	1997	2001

Lee C. Howley	53	President, Howley & Company	1997	2001

Albert T. Adams	50	Partner, Baker & Hostetler LLP	1998	2001

William J. Chadwick	52	Managing Director, Chadwick, Saylor & Co., Inc.	1998	2001

      The following is a summary of the business experience during the past five years of each executive officer and director:

      Patrick L. Beach and W. Ross Martin are, and for more than five years have been, the Chairman, President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Treasurer, respectively of the Company and its predecessor.

      Reid Sherard has served as Senior Vice President — Sales and Marketing of the Company since May 1998. Since August 1994 Mr. Sherard also has served as Senior Vice President — Sales and Marketing of Captec Financial.

      Ronald Max has served as Vice President and Chief Investment Officer of the Company since November 1997. From September 1995 through November 1997, Mr. Max served as Regional Vice President of Captec Financial.

      Richard J. Peters has been the President of Penske Corporation, a transportation services holding company, since January 2000 and the President of R.J. Peters and Company, LLC, a private investment company since July 1997. During 1999, Mr. Peters served as President and Chief Executive Officer of Illitch Ventures, Inc., an entertainment service holding company, Mr. Peters served as the Chief Executive Officer, President and Director of Penske Motor Sports, Inc., a promoter and marketer of professional motorsports, from January 1995 to July 1997. Mr. Peters is also a director of Penske Corporation and United Auto Group.

      Creed L. Ford, III has served as Chief Executive Officer of Fired Up, Inc. Group, a restaurant franchisee, since 1997. Prior to 1997 Mr. Ford served in numerous capacities with Brinker International, a multi-concept casual dining company, most recently as Chief Operating Officer and a Director.

      William H. Krul is, and for more than five years has been, the President and Chief Executive Officer of Miller-Valentine Construction, Inc., a commercial real estate construction and development company.

      Lee C. Howley is, and for more than five years has been, the President of Howley & Company, a real estate brokerage and development company. Mr. Howley is a director of Boykin Lodging Company, LESCO, Inc. and Lorain National Bank.

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

Item 11.  Executive Compensation

      The following information is provided for each of the Company’s executive officers.

					Long-Term
					Compensation

		Annual Compensation			Awards

				Other	Restricted		All
				Annual	Stock	Stock	Other
Name and	Fiscal	Salary	Bonus	Compensation	Award(s)	Options	Compensation
Principal Position	Year	($)	($)	($)(1)	($)	(#)(2)	($)

Patrick L. Beach	2000	$225,000	$90,000
Chairman, President	1999	$175,000	$43,750			60,000
and Chief Executive Officer	1998	$150,000	$60,000

W. Ross Martin	2000	$160,000	$60,000
Executive Vice President	1999	$125,000	$31,250			30,000
and Chief Financial Officer	1998	$100,000	$40,000

H. Reid Sherard(3)	2000	$—	—	—	—		—
Senior Vice President	1999	$—	—	—	—	15,000	—
Sales and Marketing	1998					100,000

Ronald Max	2000	$125,000	$25,000
Vice President and Chief	1999	$125,000	$22,000	$14,166		15,000
Investment Officer	1998	$100,000	—	$28,973	—

(1)	Total perquisites and other personal benefits for each of the executive officers do not exceed the threshold amounts specified in the regulations promulgated by the United States Securities and Exchange Commission.

(2)	Granted pursuant to the Company’s Long-Term Incentive Plan.

(3)	Amounts relating to 1998 paid to Mr. Sherard reflect compensation paid by the Company from May 8, 1998 (the date upon which Mr. Sherard was employed by the Company) through December 31, 1998.

      Messrs. Beach and Martin each entered into employment agreements with the Company on October 15, 1997. Each agreement provides for an initial three-year term that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate the agreement at the end of the then applicable term by giving written notice of termination on or before November 30 of any year. Each agreement provides for the annual base salary, stock options, and bonus described under “Compensation Committee Report,” and medical and dental benefits, vacation and sick leave, life insurance and certain additional compensation. Mr. Sherard and Mr. Max do not have employment agreements.

Director Compensation

      Each independent director is compensated at the rate of $16,000 per year. Each director also receives $1,000 for attendance at each meeting of the Board of Directors and of any committee or $250 for participation in any meeting by telephone. Upon completion of the Company’s initial public offering in November 1997, Messrs. Peters, Ford, Krul and Howley each received a 10-year option for 5,000 shares of common stock, exercisable at $18.00 per share. Options to purchase 2,500 shares of common stock vested in November 1998 and the remainder vested in November 1999. Upon election to the Board of Directors, Messrs. Adams and Chadwick each received a 10-year option for 5,000 shares of the common stock, exercisable at $18.00 per share. Options to purchase 2,500 shares of common stock vested in October 1999 and the remainder vested in October 2000. On January 14, 1999, the Company granted ten-year options to purchase 5,000 shares of the Company’s common stock at $12.97 to each of Mr. Adams, Mr. Chadwick, Mr. Ford, Mr. Howley, Mr. Krul and Mr. Peters. Options to purchase 2,500 shares of common stock vested on January 14 and the remainder vested on January 14, 2001.

      Directors who are not employees of the Company are eligible to participate in the Company’s Directors’ Deferred Compensation Plan. The deferred plan, which is administered by officers appointed by the Board of Directors who are not eligible to participate in it, allows directors to defer receipt of the fees payable to them by the Company for their services as directors. The value of the amounts credited to a director in the deferred plan increases or decreases based on the market value of the common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of	Value of
			Unexercised	Unexercised
			Options at	In-the-Money
			Fiscal Year-End	Options at Fiscal
	Shares	Value	(#)	Year-End ($)
	Acquired on	Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable	Unexercisable

Patrick L. Beach	—	—	420,000/40,000	—

W. Ross Martin	—	—	210,000/20,000	—

H. Reid Sherard	—	—	105,000/10,000	—

Ronald Max	—	—	55,000/10,000	—

Compensation Committee Interlocks and Insider Participation

      During 2000 the Compensation Committee has consisted of Messrs. Howley, Krul and Chadwick. The Compensation Committee determines compensation for senior management, advises the Board of Directors on the adoption and administration of employee benefit and compensation plans and administers the Long-Term Incentive Plan. None of Messrs. Howley, Krul and Chadwick have been an officer or employee of the Company or have any financial relationship with the Company other than disclosed herein.

Compensation Committee Report

      Introduction. The Compensation Committee is responsible for determining the compensation to be paid to the Company’s executive officers. The Committee also is responsible for making major policy decisions with respect to health care and other benefit plans and administers the Long-Term Incentive Plan.

      The Compensation Committee seeks to (i) provide competitive compensation that enables the Company to attract and retain qualified executives and align their compensation with the Company’s overall business strategies, and (ii) provide each executive officer with substantial incentive to work for the success of the Company through stock options which provide for participation in the Company’s growth and success. To achieve this goal, the Compensation Committee determines executive compensation with a focus on compensating executive officers based on their responsibilities and the Company’s performance. The primary components of the Company’s executive compensation program are (i) base salaries and certain other annual compensation, (ii) bonuses, and (iii) common stock options.

      Base Salaries and Other Annual Compensation. The base salaries and certain other compensation for the Company’s executive officers in 2000 were determined based upon the experience of the executives in the industry, together with comparisons of compensation paid by companies of similar size in the real estate investment trust industry. This compensation was determined after consulting with the Company’s financial advisors.

      Messrs. Beach and Martin each have executed October 15, 1997 employment agreements pursuant to which they receive base salaries of $225,000 and $160,000, respectively, health and life insurance and certain other benefits. The employment agreements also entitle Messrs. Beach and Martin to options to purchase 400,000 shares and 200,000 shares of the common stock, respectively, for a period of 10 years at a purchase price of $18.00 per share pursuant to the Long-Term Incentive Plan. The Compensation Committee believes that these annual compensation packages are commensurate with the experience and responsibility of Messrs. Beach and Martin. Mr. Max’s base salary for the fiscal year ended December 31, 2000 was $125,000.

      Bonuses. The employment agreements each entitle Mr. Beach and Mr. Martin to an annual bonus on a sliding scale of 10.0% to 100.0% of annual base salary contingent, and based upon the percentage increase of FFO per share in any calendar year from the prior calendar year. Bonuses relating to 2000 were earned by Messrs. Beach and Martin in the amounts of $90,000 and $60,000, respectively.

      Stock Options. All of the Company’s executive officers are eligible to receive options to purchase shares of common stock under the Long-Term Incentive Plan. The Company believes that stock options provide valuable motivation and long-term incentive to management. Stock option grants reinforce long-term goals by providing the proper nexus between the interests of management and the interests of the Company’s stockholders. Pursuant to their employment agreements, Messrs. Beach and Martin have been granted options under the Long-Term Incentive Plan to purchase 400,000 and 200,000 shares of common stock, respectively, at $18.00 per share. Mr. Max has been granted a 10-year option to purchase 50,000 shares of Common Stock at $18.00 per share. Options to purchase the 400,000, 200,000, and 50,000 shares of common stock by Messrs. Beach, Martin and Max, respectively, have vested. The number of options granted initially to Messrs. Beach, Martin and Max was determined through consultation with the managing underwriters of the Company’s initial public offering and based on the expected contribution of each of them to the Company. Mr. Sherard has been granted a 10-year option to purchase 100,000 shares of common stock at $18.00 per share. Options to purchase 66,667 shares of common stock by Mr. Sherard have vested and the remaining options granted to Mr. Sherard vest and become exercisable on May 8, 2001. On January 14, 1999, the Company granted ten-year options to purchase the Company’s common stock at $12.97 per share as follows: Mr. Beach — 60,000 shares; Mr. Martin — 30,000 shares; Mr. Sherard — 15,000 shares; Mr. Max — 15,000 shares. These options vest ratably on January 14 of each 2000, 2001 and 2002.

William J. Chadwick
Lee C. Howley
William H. Krul, II

Performance Graph

      Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the common stock of the Company with the cumulative total return of a hypothetical investment in each of the National Association of Real Estate Investment Trusts (“NAREIT”) Equity Index and the S&P 500 Index based on the respective market prices of each such investment from October 31, 1997 through December 31, 2000, assuming in each case an initial investment of $100 on October 31, 1997, and reinvestment of dividends.

	10/31/97	12/31/97	3/31/98	6/30/98	9/30/98	12/31/98

CRRR	100.00	95.49	96.21	87.64	93.07	76.53
S&P 500	100.00	106.43	121.27	125.28	112.82	136.84
NAREIT Equity	100.00	104.57	104.09	99.31	88.86	86.27

[Additional columns below]

[Continued from above table, first column(s) repeated]

	3/31/99	6/30/99	9/30/99	12/31/99	3/31/00	6/30/00	9/30/00	12/31/00

CRRR	79.03	84.91	64.84	50.14	58.43	80.58	86.21	87.72
S&P 500	143.65	153.78	144.17	165.62	169.42	164.92	163.32	150.54
NAREIT Equity	82.11	90.39	83.12	82.29	84.26	93.13	100.25	103.98

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 1, 2001, by: (a) the Company’s directors; (b) each other person who is known by the Company to own beneficially more than 5.0% of the outstanding shares of the common stock; (c) each of the Company’s executive officers; and (d) the Company’s executive officers and directors as a group. Unless otherwise stated, the following beneficial owners have sole voting power and sole investment power of all shares of common stock set forth opposite their names.

	March 1, 2001

	Shares Beneficially	Percent
Beneficial Owner	Owned(1)	of Class

Patrick L. Beach(2)	1,025,789	9.7%

W. Ross Martin(3)	461,962	4.6%

H. Reid Sherard(4)	109,972	1.1%

Ronald Max(5)	60,001	*

Richard J. Peters(6)	16,300	*

Creed L. Ford, III(6)	11,000	*

William H. Krul, II(6)	11,000	*

Lee C. Howley(6)	23,000	*

Albert T. Adams(6)	12,500	*

William J. Chadwick(6)	47,500	*

The Public Institution For Social Security	527,778	5.5%

Boston Partners Asset Management L.P.(7)	480,000	5.0%

Salomon Smith Barney Holdings, Inc.(8)	983,850	10.4%

Marsh & McLennan Companies, Inc.(9)	496,374	5.2%

All officers and directors as a group	1,779,024	18.7%

*	Less than 1.0%

(1)	Excludes shares of the common stock subject to options not exercisable within 60 days.

(2)	Includes options exercisable within 60 days to purchase 440,000 shares of the common stock and 99,273 shares of the common stock owned by Family Realty. Mr. Beach owns all of the voting stock and an economic interest of one-half of one percent (0.5%) in Family Realty and disclaims beneficial ownership of those shares. Excludes 14,700 shares of the common stock owned by George Beach, Mr. Beach’s father.

(3)	Includes options exercisable within 60 days to purchase 220,001 shares of the common stock.

(4)	Includes options exercisable within 60 days to purchase 76,666 shares of the common stock.

(5)	Includes options exercisable within 60 days to purchase 60,001 shares of the common stock.

(6)	Includes options exercisable within 60 days to purchase 10,000 shares of the common stock.

(7)	According to a Schedule 13G, dated February 9, 1998, filed with the SEC by Boston Partners Asset Management, L.P. (“BPAM”), BPAM, an investment advisory firm, beneficially owns 480,000 shares of the common stock. BPAM disclosed in its Schedule 13G that (a) it has shared dispositive and voting power for all 480,000 shares of the common stock with Boston Partners, Inc., the sole general partner of BPAM and Desmond John Heathwood, the principal stockholder of Boston Partners; and (b) each of BPAM, Boston Partners and Mr. Heathwood may be deemed to own beneficially all 480,000 shares of the common stock. BPAM also disclosed in its Schedule 13G that it holds all 480,000 shares of the common stock under management for its clients, none of whom owns more than 5.0% of the common stock according to the Schedule 13G.

(8)	According to a Schedule 13G/ A dated May 10, 1999, filed with the SEC by Salomon Smith Barney Holdings, Inc., a holding company (“SSB Holdings”), its wholly-owned subsidiaries Salomon Brothers Holding Company, Inc. (“SBHC”) and SSBC Fund Management, Inc., formerly Mutual Management Corp. (“SSBC”), Salomon Brothers Asset Management, Inc., a wholly-owned subsidiary of SBHC

(“SBAM”), and Citigroup Inc., the sole stockholder of SSB Holdings (“Citigroup”), and a Schedule 13G/A dated September 9, 1999, filed with the SEC by Citigroup, these reporting companies in the aggregate beneficially own shares of the common stock as follows: (a) SSB Holdings — 983,850 shares, shared voting and dispositive power — 983,850 shares; (b) SBHC — 503,850 shares, shared voting and dispositive power — 503,850 shares; (c) SSBC — 480,000 shares, shared voting and dispositive power — 480,000 shares; (d) SBAM — 480,000 shares, shared voting and dispositive power — 480,000 shares; (e) Citigroup — 300,650 shares, shared voting and dispositive power — 300,650 shares.

(9)	According to a Schedule 13G/A dated February 4, 1999, filed with the SEC by Marsh & McLennan Companies, Inc. a holding company, its wholly-owned subsidiary Putnam Investments, Inc. (“PII”) and PII’s wholly-owned subsidiaries The Putnam Advisory Company, Inc. (“PACI”) and Putnam Investment Management, Inc. (“PIMI”) and the Putnam Capital Appreciation Fund (“PCAF”) in the aggregate beneficially own shares of the common stock as follows: (a) PII — 496,374 shares, shared voting power — 10,674 shares, shared dispositive power — 496,374 shares); (b) PIMI — 485,700 shares, shared dispositive power — 485,700 shares; (c) PAC 10,674 shares, shared voting and dispositive power — 10,674 shares; and (d) PCAF — 485,700 shares, shared dispositive power — 485,700 shares.

Item 13.  Certain Relationships and Related Transactions

      Patrick L. Beach, W. Ross Martin, and H. Reid Sherard are the Chief Executive Officer, President and Chairman, the Senior Vice President and Chief Financial Officer, and the Senior Vice President — Sales and Marketing, respectively, of Captec Financial. Messrs. Beach and Martin also serve as the Chief Executive Officer, President and Chairman and the Executive Vice President and Chief Financial Officer, respectively, of Captec Advisors. Messrs. Beach, Martin and Sherard are each stockholders of Captec Advisors. Together with Captec Financial, Captec Advisors provides the Company with certain investment and financial advisory services pertaining primarily to the acquisition, development and leasing of properties pursuant to an August 29, 1997 advisory agreement, as amended. Pursuant to the advisory agreement, the Company pays to Captec Advisors a management fee in an amount equal to the lesser of (i) 0.6% per annum of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company’s portfolio, or (ii) 5.0% of the Company’s revenues. Under the advisory agreement, the Company may pay Captec Advisors an incentive fee, which will equal 15.0% of the amount by which any increase in annual Funds From Operations (“FFO”) per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of common stock outstanding. The Company is also subject to cost reimbursements to Captec Advisors in an amount equal to all costs incurred in the acquisition of properties. The sum of the incentive fee and the cost reimbursement (the “acquisition fee”) will not exceed 3.0% of the acquisition cost of properties identified by the Advisor and acquired during the term of the advisory agreement. The advisory agreement has been amended three times. The effect of the amendments was to reduce the management fee to Captec Advisors by the amount of acquisition fees paid directly to Captec Advisors as a result of acquisitions made by Family Realty, Family Realty II, or the Partnerships, which the Company is the general partner. During 2000, the aggregate management fee of $1,444,000 was paid in its entirety by CNLR Development, Inc., a majority-owned subsidiary of the Company. During 1999, the aggregate management fee paid by the Company and CNLR Development was $1,196,000, which was reduced by $188,000 from $1,384,000 as a result of acquisition fees paid by the Partnerships to Captec Advisors. During 2000 and 1999 the Company incurred approximately $269,000 and $104,000, respectively, in acquisition fees to Captec Advisors. The amount to be paid under the advisory agreement in 2001 will vary based upon numerous circumstances, some of which are beyond the Company’s control, and the actual amount paid pursuant to the advisory agreement may vary materially.

      Mr. Beach and Mr. Martin have executed employment agreements with the Company, each dated October 15, 1997, pursuant to which they receive base annual salaries of $255,000 and $160,000, respectively, health and life insurance and certain other benefits. Each employment agreement provides for an initial three-year term that is automatically extended for an additional year at the end of each term, subject to the right of either party to terminate at the end of the then applicable term by giving written notice of termination on or before November 30 of any year. Pursuant to their employment agreements Mr. Beach and Mr. Martin have been granted options to purchase 400,000 and 200,000 shares of the Company’s common stock, respectively, through November 12, 2007 at an exercise price of $18.00 per share. The employment agreements each currently entitle Mr. Beach and Mr. Martin to an annual bonus on a sliding scale of from 10.0% to 100.0% of annual base salary, contingent and based upon, the percentage increase in FFO per share in any calendar year from the prior calendar year. Mr. Beach and Mr. Martin were granted bonuses of $90,000 and $60,000 respectively by the Compensation Committee of the Board of Directors in 2000.

      Financial Group was indebted to the Company in the principal amount of $9,719,798 as of December 31, 2000 pursuant to a master revolving note collateralized by a subordinate interest in a portfolio of loans owned by Captec Financial Corporation, a wholly-owned subsidiary of Captec Financial, under an assignment of contracts with Captec Financial. This master note bears interest at an annual rate of 10.0% and is payable on demand. The outstanding principal balance of this master note at the time of the Company’s initial public offering in November 1997 was approximately $21,247,000.

      Captec Financial was indebted to the Company in the principal amount of $1,560,436 as of December 31, 2000 pursuant to a promissory note collateralized by a subordinate class certificate issued by an affiliate which bears interest at an annual rate of 15.70% and is payable on demand. The outstanding principal balance of this note at the time of the Company’s initial public offering was $1,919,000.

      In August 1998, the Company purchased from affiliates 100.0% of the general partnership interests in each of the Partnerships for approximately $4.4 million in the aggregate in transactions that were approved by the Board of Directors of the Company and by the limited partners of each Partnership. These general partnership interests entitle the Company to receive 1.0% of each limited partnership’s net income, net loss and cash distributions and 10.0% of net sale or refinancing proceeds. The Company earned $73,000 in asset management fees during the year ended December 31, 2000. During 1999, the Company earned $65,000 and $66,000 in acquisition fees and asset management fees, respectively. During 1998, the Company earned $589,000 and $45,000 in acquisition fees and asset management fees, respectively.

      Mr. Beach and the Company are stockholders of Family Realty, an affiliate of the Company formed in 1998 to invest in net-leased entertainment-based and retail properties. Mr. Beach owns all of the voting stock of Family Realty and the Company owns 60.0% of the non-voting stock. Pursuant to an agreement between the Company and Family Realty, the Company will receive a quarterly asset management fee from Family Realty. During 2000 the Company received total asset management fees of approximately $1.1 million from Family Realty. The amount to be received from Family Realty in 2001 will vary based upon numerous circumstances, some of which are beyond the Company’s control, and the actual amount received may vary materially.

      Mr. Beach and the Company are also stockholders of Family Realty II, an affiliate of the Company, which was formed in November 1999 to continue the activities of Family Realty in a second venture. Mr. Beach owns all of the voting stock in Family Realty II and the Company owns 60.0% of the non-voting stock. During 2000, the Company received $100,000 for formation costs from Family Realty II.

      Creed L. Ford, III, a Director, is the Chief Executive Officer of Kona Restaurant Group which is a lessee of five properties from the Company on which it operates Johnny Carino’s Italian Kitchen and Kona Steakhouse restaurants. Total rent payments to the Company from the properties was approximately $894,000 in 2000 and is anticipated to be approximately $845,000 in 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Exhibits

      See page F-1 for an index to Financial Statements and financial statement schedule.

Exhibit
No.	Description

3.2	Bylaws of the Company**
3.3	Form of Amended and Restated Certificate of Incorporation**
4.1	Rights Agreement***
10.1	Second Amended and Restated Credit Agreement***
10.2	Employment Agreement between the Company and Patrick L. Beach*
10.3	Employment Agreement between the Company and W. Ross Martin*
10.6	Advisory Agreement between the Company and Captec Net Lease Realty Advisors, Inc.**
10.7	Form of Indemnification Agreement to be entered into by the Company’s directors and officers**
10.9	Long-Term Incentive Plan*
10.10	Directors’ Deferred Compensation Plan*
10.11	First Amendment to Advisory Agreement***
10.12	First Amendment to Limited Partnership Agreement between the Company and Captec Franchise Capital Partners L.P. III***
10.13	First Amendment to Limited Partnership Agreement between the Company and Captec Franchise Capital Partners L.P. IV***
10.14	FC Venture I, LLC Limited Liability Company Agreement***
10.15	Omnibus Agreement and Plan of Merger, dated as of December 20, 1999, by and among Captec Net Lease Realty, Inc., Captec Acquisition, Inc., Captec Financial Group, Inc. and Captec Net Lease Realty Advisors, Inc.***

*	Incorporated by reference from the Company’s Registration Statement on Form S-11 (Registration No. 333-34983) (the “S-11”) filed with the United States Securities and Exchange Commission on September 5, 1997.

**	Incorporated by reference from Amendment No. 2 to the S-11 filed with the United States Securities and Exchange Commission on November 6, 1997.

***	Previously filed

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

      This Form 10-K contains certain “forward-looking statements” which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company’s operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-K which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001

CAPTEC NET LEASE REALTY, INC.

/s/ PATRICK L. BEACH

Patrick L. Beach
Director, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2001	CAPTEC NET LEASE REALTY, INC.

/s/ PATRICK L. BEACH
--------------------------------------------------------
Patrick L. Beach
Director, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2001	/s/ W. ROSS MARTIN -------------------------------------------------------- W. Ross Martin Director, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

March 30, 2001	/s/ H. REID SHERARD -------------------------------------------------------- H. Reid Sherard Director

March 30, 2001	/s/ LEE C. HOWLEY, JR. -------------------------------------------------------- Lee C. Howley, Jr. Director

March 30, 2001	/s/ RICHARD J. PETERS -------------------------------------------------------- Richard J. Peters Director

March 30, 2001	/s/ CREED L. FORD, III -------------------------------------------------------- Creed L. Ford, III Director

March 30, 2001	/s/ WILLIAM H. KRUL, II -------------------------------------------------------- William H. Krul Director

March 30, 2001	/s/ WILLIAM J. CHADWICK -------------------------------------------------------- William J. Chadwick Director

March 30, 2001	/s/ ALBERT T. ADAMS -------------------------------------------------------- Albert T. Adams Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Captec Net Lease Realty, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders equity, and cash flows present fairly, in all material respects, the financial position of Captec Net Lease Realty, Inc. (the “Company”) and its subsidiaries as of December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

February 5, 2001

Detroit, Michigan

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	1999

ASSETS

Cash and cash equivalents	$665,408	$1,035,607

Investments:

Properties subject to operating leases, net	195,842,231	217,615,654

Properties subject to financing leases, net	4,535,446	4,407,195

Loans to affiliates, collateralized by mortgage loans	11,280,234	10,979,804

Investment in joint venture	7,031,073	7,305,894

Investment in affiliated limited partnerships, net	4,163,069	4,251,568

Other loans	283,323	—

Other loans, related party	373,799	390,520

Total investments	223,509,175	244,950,635

Short-term loans to affiliates	—	398,471

Unbilled rent, net	6,840,646	6,027,221

Accounts receivable	693,101	491,052

Due from affiliates	1,856,950	1,326,307

Other assets	1,005,796	1,292,399

Total assets	$234,571,076	$255,521,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Notes payable	$98,365,915	$116,921,555

Accounts payable and accrued expenses	952,252	2,672,529

Federal income tax payable	—	719,000

Security deposits held on leases	225,612	272,943

Total liabilities	99,543,779	120,586,027

Stockholders’ Equity:

Common stock, ($.01 par value) authorized: 40,000,000 shares; issued and outstanding: 9,508,108	95,081	95,081

Paid in capital	134,711,056	134,711,056

Retained earnings	221,160	129,528

Total stockholders’ equity	135,027,297	134,935,665

Total liabilities and stockholders’ equity	$234,571,076	$255,521,692

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

Revenue:

Rental income from operating leases	$23,910,679	$24,559,064	$22,451,150

Earned income from financing leases	614,250	650,233	47,880

Interest income on loans to affiliates	1,263,298	1,270,732	1,785,716

Other income, principally affiliated ventures	2,201,877	2,507,164	1,401,090

Total revenue	27,990,104	28,987,193	25,685,836

Expenses:

Interest	9,865,097	9,272,453	6,799,695

Management fees, affiliates, net	—	—	193,757

General and administrative	1,473,686	1,566,515	1,422,212

Depreciation and amortization	3,440,884	3,485,349	3,069,074

Provision for unbilled rent	—	—	865,311

Non-recurring merger costs	2,442,234	—	—

Total expenses	17,221,901	14,324,317	12,350,049

Income before equity in joint venture, gain (loss) on sale of properties, other non-recurring and accounting change	10,768,203	14,662,876	13,335,788

Equity in net income of joint venture	560,873	256,722	—

Gain (loss) on sale of properties, net	2,508,459	(850,056)	(1,837,524)

Other non-recurring	706,421	—	—

Income before accounting change	14,543,956	14,069,542	11,498,264

Cumulative effect of accounting change	—	(336,875)	—

Net income	$14,543,956	$13,732,667	$11,498,264

Basic and diluted EPS:

Income before accounting change	$1.53	$1.48	$1.21

Accounting change	$—	$(0.04)	$—

Net income	$1.53	$1.44	$1.21

Weighted average number of common shares outstanding, basic and diluted	9,508,108	9,508,108	9,508,108

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE, JANUARY 1, 1998	9,508,108	$95,081	$134,711,056	$—	$134,806,137

Net income	—	—	—	11,498,264	11,498,264

Common stock dividends ($1.13 per share)	—	—	—	(10,696,620)	(10,696,620)

BALANCE, DECEMBER 31, 1998	9,508,108	95,081	134,711,056	801,644	135,607,781

Net income	—	—	—	13,732,667	13,732,667

Common stock dividends ($1.52 per share)	—	—	—	(14,404,783)	(14,404,783)

BALANCE, DECEMBER 31, 1999	9,508,108	95,081	134,711,056	129,528	134,935,665

Net income	—	—	—	14,543,956	14,543,956

Common stock dividends ($1.52 per share)	—	—	—	(14,452,324)	(14,452,324)

BALANCE, DECEMBER 31, 2000	9,508,108	$95,081	$134,711,056	$221,160	$135,027,297

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$14,543,956	$13,732,667	$11,498,264

Adjustments to net income:

Depreciation and amortization	3,440,884	3,485,349	3,069,074

Accounting change	—	336,875	—

Amortization of debt issuance costs	1,098,398	721,862	439,407

Equity in net income of joint venture	(560,873)	(256,722)	—

(Gain) loss on sale of property	(2,508,459)	850,056	1,837,524

Increase in unbilled rent	(813,425)	(2,316,734)	(1,439,444)

Increase in accounts receivable and other assets	(984,844)	(1,110,200)	(513,689)

(Decrease) increase in accounts payable and accrued expenses	(2,439,277)	1,244,488	(6,627)

Net cash provided by operating activities	11,776,360	16,687,641	14,884,509

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of properties subject to operating leases	(16,040,681)	(22,600,058)	(78,116,356)

Acquisition of properties subject to financing leases	—	(1,188,628)	(3,128,824)

Collections on short-term loans to affiliates, net	398,471	2,106,823	4,944,211

Proceeds from the transfer of properties to joint venture		4,472,752	—

Proceeds from the disposition of properties	37,021,498	17,646,133	4,797,472

Collections (advances) on loans to affiliates, collateralized by mortgage loans	(300,430)	(2,064,281)	4,146,322

Advances on other loans	(300,000)	—

Collection of principal on other loans	33,398	15,255	720,095

Investment in affiliated partnerships	—	—	(4,395,000)

Investment in joint venture		(7,113,000)	—

Proceeds from joint venture distribution	835,694	63,828	—

Collection of principal on financing leases	(128,251)	(89,744)	—

Lease security deposits (refunds), net	(47,331)	78,537	52,514

Net cash provided by (used in) investing activities	21,472,368	(8,672,383)	(70,979,566)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid on common stock	(14,452,324)	(14,404,783)	(12,550,702)

Borrowings of notes payable	16,445,000	15,616,360	113,984,988

Debt issuance costs	(610,963)	—	(1,632,604)

Repayments of notes payable	(35,000,640)	(12,679,793)	(42,746,189)

Net cash used in financing activities	(33,618,927)	(11,468,216)	57,055,493

NET CASH FLOWS	(370,199)	(3,452,958)	960,436

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,035,607	4,488,565	3,528,129

CASH AND CASH EQUIVALENTS, END OF PERIOD	$665,408	$1,035,607	$4,488,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$10,494,707	$7,660,588	$5,855,889

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

      Organization: Captec Net Lease Realty, Inc. (the “Company”), which has operated as a REIT since November 1997, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and national retailers. Triple-net leases generally impose on the lessee responsibility for all operating costs and expenses of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company’s leases typically provide for minimum rent plus specified fixed periodic rent increases.

      Following is a summary of the Company’s significant accounting policies:

      Consolidation: The consolidated financial statements include the accounts of the Company and all its majority owned subsidiaries over all of which the Company has financial and operating control. All significant intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents: Cash equivalents consist of investments in government securities money funds purchased with original maturities of less than 90 days.

      Properties Subject to Operating Leases: Properties subject to operating leases are stated at cost, including acquisition and closing costs, less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Company periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. The Company estimates the undiscounted cash flows from a property and compares it to the current carrying value of the property. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset determined principally on the discounted cash flow basis (see Note 2).

      Properties Subject to Financing Leases: Properties subject to financing leases are recorded at their net investment (which at the inception of the lease generally represents the cost of the property, which includes miscellaneous acquisition and closing costs). Unearned income is deferred and amortized into income over the lease term so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

      Property Sales: The Company will periodically sell properties as a means of generating capital to meet its current commitments of future acquisitions and developments. The Company strategically chooses to explore the marketability of certain properties in its portfolio that would contribute to greater diversification levels in tenants, geography, property type and property size thereby increasing the strength of its current portfolio. At December 31, 2000, the Company has explored the marketability of 13 properties representing a carrying value of $19.7 million.

      Investment in Affiliated Partnerships: Investments in general partnership interests of Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV (collectively the “Partnerships”), represent a 1% interest in the Partnerships. The Company has the ability to exercise significant influence but does not have financial operating control over either Partnership. The Partnerships are accounted for under the equity method. The investment consists primarily of goodwill which is amortized based on cash receipts.

      Rental Income from Operating Leases: The Company’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Company recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain leases of the Company also have percentage and overage rent clauses, which such additional rent the Company recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Debt Financing Costs: Debt financing costs are amortized over the term of the related note using the effective interest method.

      Income Taxes: The Company has made an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 95.0% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. The return of capital portion of dividends paid in 2000, 1999 and 1998 was 0%, 15% and 6%, respectively.

      Income/(Loss) Per Common Share: Income/(Loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding. Stock options currently outstanding (see Note 9) were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company’s common stock during 2000, 1999 and 1998.

      Stock Option Plan: The Company accounts for the stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees.” Accordingly, compensation expense would be recorded only if on the date of grant the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

      Derivative Instruments: The Company is a party to derivative financial instruments with off-balance-sheet risk that it uses in the normal course of business to reduce its exposure to fluctuations in interest rates. The Company enters into these transactions for purposes other than trading. The exposure to fluctuations in interest rates is managed in accordance with Company policy and procedures. The objective of the Company’s use of derivative financial instruments is to manage interest rate exposure associated with borrowing under its floating rate credit facility.

      The Company utilizes various contracts to manage interest rate risk including an interest rate swap that is a contractual agreement between the Company and another party to exchange the net difference between a fixed and floating interest rate, periodically over the life of the contract without the exchange of the underlying principal amount; and an interest rate cap agreement that provides protection against interest rate movements above the rate established in the contract. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement. The differential paid or received on derivative instruments is recognized on an accrual basis as an adjustment to interest expense.

      New Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,”. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133. The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      Pursuant to the provisions of the statement, all hedging designations and the methodology for determining hedge effectiveness must be documented at the inception of the hedge, and upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intended for entering into the hedging arrangement. The Company adopted this accounting standard on January 1, 2001, as required. The cumulative effect of this accounting change as of January 1, 2001 resulted in the Company recording an asset of $206,399 and an offset to comprehensive income for the same amount. The Company currently has two derivative instruments that have been identified to be accounted for under the provisions of the standard; an interest rate swap contract and an interest rate cap contract. Both contracts have been designated as cash flow hedges used to hedge interest rate risk.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 was adopted in the fourth quarter 2000. The Company examined its revenue recognition practices in light of interpretive guidance and determined SAB 101 did not have an effect on the earnings and financial position of the Company.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”. This statement requires start-up activities and organization costs to be expensed as incurred. In accordance with the provisions of the statement, the Company has recognized a $337,000 non-cash charge during the three months ended March 31, 1999 representing the balance of unamortized organization costs.

      Reclassifications: Certain prior period financial statement amounts have been reclassified to conform to the 2000 presentations.

2.  Properties Subject to Operating Leases

      The Company’s real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rents based upon a percentage of the property’s cost. The initial term of the leases typically ranges from 15 to 20 years, although the Company in certain cases will enter into leases with terms that are shorter or longer. As of December 31, 2000, the initial terms of the Company’s leases extend through September 30, 2021. Most leases also provide for one or more five-year renewal options. In addition, certain leases provide the tenant one or more options to purchase the properties at a predetermined price, generally only during stated periods during the fifth to seventh lease years. At December 31, 2000, leases to a single lessee represented approximately 12.8% of annualized total revenue (11.5% and 13.6% in 1999 and 1998, respectively) while the next highest single lessee represented approximately 4.2%. Leases to one national restaurant concept represented approximately 7.8% of annualized total revenue in 2000.

      Net investment in properties subject to operating leases at December 31, 2000 and 1999 includes capitalized acquisition and interest costs totaling approximately $6.2 million and $6.5 million, respectively,

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which costs have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following:

	December 31,

	2000	1999

Land	$79,432,815	$83,344,971

Buildings and improvements	124,194,854	131,211,643

Construction draws on properties	1,698,032	10,653,762

	205,325,701	225,210,376

Less accumulated depreciation	(9,483,470)	(7,594,722)

Total	$195,842,231	$217,615,654

      The Company periodically invests in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Company which fully obligates the tenant under the long-term lease to all construction related costs advanced through construction draws, including interest during the construction period. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building. At December 31, 2000 and 1999, the Company had approximately $0.2 million and $3.7 million respectively, of unfunded commitments on properties under construction.

      Pursuant to the Company’s policy for reviewing its real estate portfolio for impaired properties, the Company recorded an impairment loss, through a charge to gain (loss) on sale of properties of approximately $497,000 and $445,000 for the years ended December 31, 1999 and 1998, respectively, to reduce the net carrying value to approximately $625,000 of one property held for sale in 1999 and reduce the aggregate carrying value to approximately $74,000 for two modular buildings held for sale in 1998. As of December 31, 2000, 7 properties with an aggregate net cost of approximately $7.3 million are not currently subject to lease and have not been deemed impaired.

      The following is a schedule of future minimum lease payments to be received on the noncancelable operating leases as of December 31, 2000.

2001	$19,742,298

2002	20,167,698

2003	20,406,183

2004	20,554,091

2005	20,500,479

Thereafter	227,431,552

Total	$328,802,301

      Since lease renewal periods are exercisable at the option of the tenant, the above table presents only future minimum lease payments due during the initial lease terms.

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Financing Leases

      The net investment in financing leases as of December 31, 2000 and 1999 is comprised of the following:

	2000	1999

Minimum lease payments to be received	$9,703,037	$10,189,037

Estimated residual value	—	—

Gross investment in financing leases	9,703,037	10,189,037

Unearned income	(5,167,591)	(5,781,842)

Net investment in financing leases	$4,535,446	$4,407,195

      The following is a schedule of future minimum lease payments to be received on financing leases as of December 31, 2000.

2001	$486,000

2002	486,000

2003	486,000

2004	533,633

2005	534,600

Thereafter	7,176,804

Total	$9,703,037

4.  Loans to Affiliate, Collateralized by Mortgage Loans

      Loans to affiliates, collateralized by mortgage loans consist of:

	December 31,

	2000	1999

Loan under a master revolving note, collateralized by a subordinate interest in a portfolio of loans owned by an affiliate	$9,719,798	$9,321,327

Promissory note collateralized by a subordinate class certificate issued in conjunction with an asset-backed securitization pool of long-term fixed rate mortgage loans and other collateralized loans	1,560,436	1,658,477

Total	$11,280,234	$10,979,804

      The master revolving note bears interest at 10.0% per annum at December 31, 2000 and 1999, respectively. The promissory note bears interest at 15.70% per annum at December 31, 2000 and 1999. Both notes are payable on demand.

5.  Investment in Joint Venture

      During 1999 the Company invested $7.1 million for a 22.6% membership interest in FC Venture I, LLC (“FC Venture”). The investment is accounted for under the equity method. The partner in FC Venture has been granted an option to convert either 25% or 75% of its joint venture interest into the Company’s common stock, as defined in the joint venture agreement, during the period March 31, 2001 through March 31, 2003.

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information of the Company’s joint venture investment as of and for the years ended December 31, 2000 and 1999 is set forth below:

	2000	1999

Investments in property subject to leases	$50,138,810	$33,358,192

Total assets	53,098,859	35,376,647

Notes payable	21,874,437	1,110,000

Total liabilities	22,936,602	3,998,370

Members’ equity	30,162,257	31,378,277

Revenues	4,973,616	1,567,637

Net income	2,481,737	1,136,176

6.  Notes Payable

      In February 1998, the Company entered into a $175.0 million syndicated credit facility with First Union National Bank, as agent, to provide funds for the acquisition and development of properties and working capital. Outstanding debt under the facility is collateralized by the properties. At December 31, 2000, the Company had $96.4 million of aggregate outstanding borrowings under the credit facility.

      Advances under the credit facility are subject to certain borrowing base restrictions that are dependent on a cash basis lease revenue. The credit facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth of $125.0 million, a maximum leverage ratio of 60.0%, an interest coverage ratio greater than 2.25:1 and a fixed charge coverage ratio greater than 1.75:1. As of December 31, 2000 the Company is in compliance with all debt covenants.

      Due to the filing by Boston Chicken, Inc. for Chapter 11 bankruptcy protection in October 1998, the Company was in technical violation of a financial covenant and was precluded from additional borrowings under the credit facility. At that time, the Company was in negotiation with the credit facility lender regarding an amendment to prevent the violation of this covenant in the event that Boston Chicken chose to file for bankruptcy protection. The credit facility lender agreed to forbear from taking any action against the Company pursuant to the credit facility. On December 1, 1998, the credit facility was amended as follows: the facility borrowing capacity was reduced from $175.0 million to $125.0 million, the maximum leverage ratio was increased from 50.0% to 60.0%, and annual interest rate spread over LIBOR was increased from a range of 1.25% to 1.50% to a range of 1.25% to 1.75%.

      In connection with the credit facility, the Company incurred issuance costs of $1.7 million and is also required to pay a commitment fee ranging from 0.125% to 0.20% per annum on the unused amount of the commitment. Commitment fees and closing expenses paid in conjunction with the credit facility have been capitalized in other assets and are being amortized under the effective interest method and classified as additional interest expense over the term of the credit facility.

      The credit facility expired in February 2001. In February 2001, the Company amended and extended the maturity of the credit facility. The amendment extends the maturity to August 31, 2001. The amendment also increased the interest rate spread over LIBOR to a range of 2.25% to 2.50% dependent upon the ratio of debt to asset value, and reduced in the facility borrowing capacity to $105 million. The Company also has an option to extend the maturity of the credit facility an additional three months.

      During 2000, the Company entered into three promissory notes for an aggregate amount of $1,945,000 with a lending institution. The notes are collateralized by certain properties in the Company’s property portfolio. The notes have terms ranging from 15 years to 20 years and bear interest at 9.0% per annum. As of

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2000 the outstanding balance of the promissory notes is $1,924,477 and the scheduled principal payments for the promissory notes for the next five years and thereafter are as follows:

2001	$129,793

2002	141,968

2003	155,286

2004	169,853

2005	164,116

Thereafter	1,163,461

Total	$1,924,477

      In December 1999, the Company entered into a $1.6 million promissory note in connection with the acquisition of a property. The note was payable on demand with interest at a rate of 10.25% per annum. In January 2000, the Company paid this $1.6 million obligation.

7.  Financial Instruments

      The estimated fair value of financial instruments held by the Company at December 31, 2000 and 1999, and the valuation techniques used to estimate the fair value, were as follows:

	2000		1999

	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value

Assets

Cash and cash equivalents	$665,408	$665,408	$1,035,607	$1,035,607

Loans to affiliate, collateralized by mortgage loans	11,280,234	11,280,234	10,979,804	10,979,804

Other loans	283,323	283,323	—	—

Other loans, related party	373,799	373,799	390,520	390,520

Short-term loans to affiliates	—	—	398,471	398,471
Liabilities

Notes payable	98,365,915	98,365,915	116,921,555	116,921,555
Derivative Contracts

Interest rate instruments — assets (liabilities)	129,694	206,399	36,780	555,861

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

      Notes Payable. The fair value of floating rate debt approximates the book value due to the short re-pricing mechanism of this debt. Fair value of fixed rate debt approximates the book value due to the interest

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate ascribed to the fixed rate debt being commensurate with current market debt with similar risk characteristics.

      Interest Rate Instruments. The fair value of interest rate instruments is the estimated amounts that the Company would pay or receive to terminate the instruments at December 31, 2000 and 1999. The fair value of the interest rate swap is estimated by discounting expected cash flows using quoted market interest rates. The fair value of the interest rate cap is estimated using broker/dealer quoted market prices.

      The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 2000 the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $31.5 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if the LIBOR exceeds 6.5% through July 1, 1999 or 7.5% thereafter. The Company reduced interest expense by $341,000 during 2000 and incurred additional interest expense of $209,000 during 1999, in connection with the interest rate swap agreement. The interest rate swap contract terminates July 2001 and the interest rate cap contract terminates January 2001.

      Considerable judgement is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

8.  Related Party Transactions and Agreements

      In August, 1997 the Company entered into an advisory agreement with Captec Net Lease Advisors, Inc. (“Captec Advisors”) an affiliate, which together with Captec Financial Group, Inc., an affiliate, manages the operations of the Company and provides it with investment and financial advisory services pertaining to the acquisition, development, and leasing of properties. According to the advisory agreement, the Company pays to Captec Advisors a management fee in an amount equal to the lesser of (i) 0.6% per annum of the aggregate capitalized cost (excluding accumulated depreciation) of all assets in the Company’s portfolio, or (ii) 5.0% of the Company’s revenues. Under the advisory agreement, the Company may pay Captec Advisors an incentive fee, which will equal 15.0% of the amount by which any increase in annual Funds From Operations (“FFO”) per share exceeds a 7.0% annual increase in FFO per share multiplied by the weighted average number of shares of common stock outstanding. The Company is also subject to cost reimbursements to Captec Advisors in an amount equal to all costs incurred in the acquisition of properties. The sum of the incentive fee and the cost reimbursement (the “acquisition fee”) will not exceed 3.0% of the acquisition cost of properties identified by the Captec Advisors and acquired during the term of the advisory agreement. The advisory agreement has been amended three times (“Amendment”). The effect of the Amendment was to reduce the management fee to Captec Advisors by the amount of acquisition fees paid directly to Captec Advisors as a result of acquisitions made by Family Realty, Inc., Family Realty II, Inc. or the Partnerships. During 2000, the aggregate management fee of $1,444,000 was paid in its entirety by CNLR Development, Inc. (“Development”) a majority-owned subsidiary of the Company. During 1999, the aggregate management fee paid by the Company and Development was $1,196,000, which was reduced by $188,000 from $1,384,000 as a result of acquisition fees paid by the Partnerships to Captec Advisors. During 1998 the Company incurred $194,000 of asset management fees. During 2000, 1999 and 1998 the Company incurred approximately $269,000, $104,000

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $1,123,000 respectively, in acquisition fees to Captec Advisors. The acquisition fees were capitalized into the Company’s investment in land and buildings subject to operating leases.

      In August 1998 the Company purchased the general partnership interests in the Partnerships, which are engaged in substantially the same business as the Company. The Company acquired the interests for $4.4 million in the aggregate, $4.0 million of which was used to offset amounts included in short-term loans to affiliates. Pursuant to the terms outlined in the Amended and Restated Agreement of Limited Partnership between the Company and the Partnerships, the Company receives an acquisition fee equal to 5.0% of the aggregate purchase price of properties and an asset management fee equal to 1.0% of gross rental revenues from the Partnerships’ properties and equipment. In connection with the Amendment, the Amended and Restated Agreements of Limited Partnership were amended retroactive to January 1, 1998. The effect of the amended agreements is to provide a 2.0% acquisition fee of the aggregate purchase price of properties to the Company from the Partnerships and a 3.0% acquisition fee of the aggregate purchase price of properties to Captec Advisors from the Partnerships, for which the Company receives an equal reduction in management fee expense to Captec Advisors. The Company earned $73,000 in asset management fees during the year ended December 31, 2000. During 1999, the Company earned $65,000 and $66,000 in acquisition fees and asset management fees, respectively. During 1998, the Company earned $589,000 and $45,000 in acquisition fees and asset management fees respectively. In addition, Captec Advisors earned approximately $130,000 and $884,000 during 1999 and 1998, respectively, in acquisition fees resulting in an equal reduction in the management fee paid by the Company to Captec Advisors. Summarized combined financial information of the Partnerships as of and for the years ended December 31, 2000 and 1999, is set forth below:

	2000	1999

Investments in leases	$56,265,090	$54,370,394

Total assets	59,588,283	58,192,061

Notes payable	21,583,750	17,845,000

Total liabilities	22,088,713	18,195,171

Partners’ capital	37,499,570	39,996,890

Revenues	6,068,932	5,959,576

Net income	3,612,401	3,593,312

Company’s portion of net income	36,124	35,565

      Cash flows of the Partnerships are allocated 99.0% to the limited partners and 1.0% to the Company. The Company will also receive liquidation fees limited to the lesser of 3.0% of the gross sales price or 50.0% of the customary real estate commissions in the event of a real estate liquidation by the Partnerships. Net sale or refinancing proceeds of the Partnership will be allocated 90.0% to the limited partners and 10.0% to the Company. The cash flow, liquidation fees, and net sale proceeds to the Company are subordinate to an 10.5% to 11.0% preferred return (depending on the Partnership) plus return of the original capital contributions to the limited partners.

      In December of 1998 the Company sold half of its interest in a property under construction to an affiliate, Family Realty, Inc. (“Family Realty”) and recognized a $226,000 gain on the sale.

      In 1999 Family Realty II, Inc. (“Family Realty II”) was formed and as a result the Company received $100,000 for formation costs incurred during the year ended December 31, 2000.

      Family Realty and Family Realty II (collectively, the “Family Realty Ventures”) are obligated to pay acquisition fees of 4.0% to Development. During 2000, 1999 and 1998, Development earned $2.3 million, $4.0 million and $293,000 of acquisition fees from the Family Realty Ventures, respectively. Pursuant to the Amendment, Captec Advisors earns an advisory fee from Development up to 50.0% (not to exceed the management fees paid by the Company to Captec Advisors) of the acquisition fees earned by Development

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from Family Realty and up to 60.0% (not to exceed the management fees paid by the Company to Captec Advisors) of the acquisition fees earned by Development from Family Realty II, collectively, these advisory fees provide for an equal reduction in management fee expense to the Company. During 2000 and 1999, Captec Advisors earned approximately $1.4 million and $1.2 million in advisory fees, respectively, resulting in an equal reduction in the management fee paid by the Company to Captec Advisors. The Company is also subject to a management fee agreement with Family Realty whereby Family Realty pays a quarterly management fee to the Company for services the Company provides in connection with managing the operations and providing investment and financial advisory services pertaining to the acquisition of properties by Family Realty. During 2000 and 1999 the Company earned approximately $1.1 million and $491,000, respectively, in management fees from Family Realty.

      In connection with the Company’s investment in FC Venture, the Company is party to an asset management agreement. During the years ended December 31, 2000 and 1999 the Company earned approximately $129,000 and $37,000, respectively, in management fees from FC Venture. In addition, the Company received approximately $836,000 and $64,000 in cash distributions from FC Venture during the years ended December 31, 2000 and 1999, respectively. Also during 1999, the Company transferred three properties at cost to FC Venture for an aggregate cost of $4.5 million.

      The Company invested in loans to affiliates, principally Captec Financial Group Inc. (“Captec Financial”), which were collateralized by mortgage loans (see Note 4). In addition, the Company had short-term loans to affiliates of $398,471 at December 31, 1999. The short-term loans principally represent demand notes from affiliates, which were entered into as a short-term investment by the Company. The proceeds of the loans to Captec Financial are principally used as short-term warehouse financing for Captec Financial’s lending and leasing activities. These loans bear interest at the rate of 10.0% per annum at December 31, 1999 and 1998 and are payable on demand. Interest earned on the loans during 2000, 1999, and 1998 was $1,228,061, $1,234,031 and $1,785,717, respectively.

      As of December 31, 2000, the Company also has a demand loan with a principal balance of $373,799 collateralized by a first mortgage on a real estate property to a related party. The loan bears interest at a rate of 9.2% per annum. Interest earned on the loan during 2000, 1999 and 1998 was approximately $35,000, $37,000 and $38,000 respectively.

9.  Stock Option Plans

      The Company established the Long-Term Incentive Plan (the “Plan”) to promote the long-term growth and profitability of the Company by enabling it to attract, retain and reward key employees and directors of the Company and to strengthen the mutuality of interest between such key employees and directors and the Company’s stockholders. Grants of share options, restricted shares, share appreciation rights, other share-based awards or any combination thereof, may be made under the Plan. The options vest ratably over three years for employees and over two years for directors. The exercise price of share options granted under the Plan may not be less than the fair market value of the shares on the date the options is granted. The options expire ten years after the date of grant. Eligible employees and directors of the Company may participate in the Plan, which is administered by the Compensation Committee of the Board of Directors. Prior to December 31, 2000, 930,000 stock options had been granted under the Plan. In addition to the 930,000 stock

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options that have been granted, as of December 31, 2000 the Plan had reserved 140,000 shares of Common Stock for issuance. The following summarizes transactions in the Plan for the years ended December 31:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2000	Price	1999	Price	1998	Price

Outstanding, January 1.	930,000	$17.19	780,000	$18.00	670,000	$18.00

New grants	—		150,000	12.97	110,000	$18.00

Outstanding, December 31.	930,000	$17.19	930,000	$17.19	780,000	$18.00

Exercisable December 31.	801,667	$17.65	491,667	$18.00	226,667	$18.00

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the pro forma effects on the Company’s net income and earnings per share would have been as follows for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998

Net earnings as reported	$14,543,956	$13,732,667	$11,498,264

Pro forma net earnings	$13,728,089	$12,680,917	$10,644,881

Earnings per share as reported:

Basic	$1.53	$1.44	$1.21

Diluted	$1.53	$1.44	$1.21

Pro forma earnings per share:

Basic	$1.44	$1.33	$1.12

Diluted	$1.44	$1.33	$1.12

      The fair value per share of each option granted was estimated at the date of the grant using the Black-Scholes option-pricing model using the following assumptions for grants in 1999 and 1998:

	1999	1998

Estimated fair value per share of Options granted during year	$2.60	$3.15

Assumptions:

Annualized dividend yield	11.6%	8.33%

Common stock price volatility	37%	25%, 31%

Risk-free rate of return	4.7%	5.6%, 4.6%

Expected option term (in years)	5	5

10.  Non-Recurring Items

      On December 20, 1999 the Company executed an Omnibus Agreement and Plan of Merger by and among the Company, Captec Acquisition, Inc., a wholly-owned subsidiary of the Company, Captec Financial and Captec Advisors. The merger agreement provided for the merger of Captec Acquisition with and into Captec Financial and of Captec Advisors with and into the Company. On May 1, 2000, the merger agreement was terminated by the mutual agreement of the parties thereto. In September 2000, the Company announced

CAPTEC NET LEASE REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that the Board of Directors would pursue a sale of the Company. As a result of these activities the Company incurred $2.4 million in non-recurring costs.

      Other non-recurring income for the year ended December 31, 2000 of approximately $706,000 represents the reversal of a previously provided allowance for an estimated income tax obligation which is no longer required due to the completion of an IRS audit that resulted in no additional tax payment.

11.  Provision for Unbilled Rent

      During 1998, Boston Chicken and the majority of its operating subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, 14 of the Company’s 27 Boston Chicken leases were rejected. During the year ended December 1998 the Company recorded a one-time non-cash charge of approximately $865,000 related to unbilled rents on properties leased to Boston Chicken and its subsidiaries and affiliates.

12.  Directors’ Deferred Compensation Plan

      The Company sponsors a Directors’ Deferred Compensation Plan (the “Deferred Plan”) for the purpose of retaining persons of competence and stature to serve as independent Directors by giving them an option to defer receipt of the fees payable to them by the Company for their services as directors. Expense related to the Deferred Plan was $132,000, $125,000 and $103,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

13.  Other Information

      In January 2001, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which were paid on January 18, 2001.

14.  Unaudited Quarterly Results of Operations

      The following table sets forth the quarterly results of operations for the years ended December 31, 2000 and 1999 (not covered by Independent Accountants’ Report):

	Quarter

	First	Second	Third	Fourth

	(in thousands, except per share data)
2000

Total revenue	$7,631	$7,043	$6,932	$6,383

Income before equity income of joint venture, gain/(loss) on sales of property and other non-recurring	$2,734	$3,220	$3,301	$1,512

Net income	$3,511	$5,057	$4,686	$1,291

Income per common share:

Basic	$0.37	$0.53	$0.49	$0.14

Diluted	$0.37	$0.53	$0.49	$0.14
1999

Total revenue	$7,036	$7,049	$7,372	$7,531

Income before equity income of joint venture, gain/(loss) on sales of property, other non-recurring and accounting change	$3,599	$3,669	$3,699	$3,695

Net income	3,212	3,659	3,922	2,940

Income per common share:

Basic	$0.34	$0.38	$0.41	$0.31

Diluted	$0.34	$0.38	$0.41	$0.31

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Captec Net Lease Realty, Inc.:

      In connection with our audit of the consolidated financial statements of Captec Net Lease Realty, Inc. and subsidiaries as of December 31, 2000, 1999 and 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K.

      In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/  PRICEWATERHOUSECOOPERS LLP

February 5, 2001

Detroit, Michigan

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2000

						Cost
						Capitalized
						Subsequent
	Type Of	State			Initial Cost	To
Concept	Property	Location	Encumbrances		To Company	Acquisition

Properties Subject to Operating Leases:
Commenced Leases

Golden Corral	Restaurant	TX	(a	)	2,024,425	—

Applebee’s	Restaurant	OH	(a	)	1,225,000	—

Boston Market	Restaurant	NC	(a	)	1,104,000	—

Roadhouse Grill	Restaurant	NY	(a	)	1,048,395	—

Denny’s	Restaurant	TX	(a	)	662,144	—

Popeye’s	Restaurant	GA	(a	)	877,941	—

Applebee’s	Restaurant	WA	(a	)	1,986,432	—

Denny’s	Restaurant	TX	(a	)	898,908	—

Denny’s	Restaurant	TX	(a	)	894,042	—

Vacant	Restaurant	NC	(a	)	1,048,663	—

Vacant	Restaurant	NC	(a	)	816,140	—

Vacant	Restaurant	GA	(a	)	1,186,604	(496,710	)(b)

Applebee’s	Restaurant	MO	(a	)	2,087,796	—

Red Robin	Restaurant	WA	(a	)	3,153,767	—

Applebee’s	Restaurant	MO	(a	)	1,772,000	—

Stanford’s	Restaurant	CO	(a	)	2,427,861	—

Red Robin	Restaurant	CO	(a	)	3,283,130	—

Carrows	Restaurant	CA	(a	)	1,324,288	—

Boston Market	Restaurant	OH	(a	)	938,037	—

Boston Market Vacant	Restaurant	PA	(a	)	708,627	4,813

Blockbuster Video	Retail	TX	(a	)	843,130	1,505

Blockbuster Video	Retail	TX	(a	)	790,158	1,506

Denny’s	Restaurant	TX	(a	)	1,213,931	—

Boston Market	Restaurant	OH	(a	)	767,065	—

Boston Market	Restaurant	MI	(a	)	1,070,466	—

Boston Market	Restaurant	IL	(a	)	1,880,489	—

Boston Market	Restaurant	IL	(a	)	887,273	—

Boston Market Vacant	Restaurant	IN	(a	)	1,644,324	—

Denny’s	Restaurant	LA	(a	)	1,182,368	—

Mountain Jack’s	Restaurant	MI	(a	)	1,125,645	—

Babies R Us	Retail	MO	(a	)	3,156,219	1,312

Mountain Jack’s	Restaurant	OH	(a	)	1,655,360	—

Boston Market	Restaurant	IL	(a	)	1,909,327	—

Boston Market	Restaurant	PA	(a	)	1,122,178	—

Black Angus	Restaurant	MN	(a	)	2,836,183	—

Black Angus	Restaurant	MN	(a	)	2,030,575	—

Black Angus	Restaurant	MN	(a	)	2,350,611	—

Black Angus	Restaurant	MN	(a	)	2,472,004	—

Golden Corral	Restaurant	FL	(a	)	2,273,361	—

Burger King	Restaurant	WV	(a	)	993,425	—

Blockbuster Music	Retail	AL	(a	)	1,526,653	—

Video Update	Retail	AZ	(a	)	1,098,541	—

Vacant	Retail	IL	(a	)	1,330,484	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross
	Amount At
	Which
	Carried At		Date Of
	Close Of	Accumulated	Acquisition/	Acquisition/
Concept	Period	Depreciation	Construction	Construction	Depreciation

Properties Subject to Operating Leases:
Commenced Leases

Golden Corral	2,024,425	135,951	1994	Acquisition	40 Years

Applebee’s	1,225,000	67,069	1995	Acquisition	40 Years

Boston Market	1,104,000	46,368	1995	Acquisition	40 Years

Roadhouse Grill	1,048,395	56,314	1996	Acquisition	40 Years

Denny’s	662,144	76,332	1995	Acquisition	40 Years

Popeye’s	877,941	54,615	1995	Acquisition	40 Years

Applebee’s	1,986,432	144,687	1996	Construction	40 Years

Denny’s	898,908	51,636	1995	Acquisition	40 Years

Denny’s	894,042	52,402	1995	Acquisition	40 Years

Vacant	1,048,663	75,664	1995	Acquisition	40 Years

Vacant	816,140	62,969	1980	Acquisition	40 Years

Vacant	689,894	78,362	1996	Acquisition	40 Years

Applebee’s	2,087,796	155,668	1996	Construction	40 Years

Red Robin	3,153,767	224,321	1996	Acquisition	40 Years

Applebee’s	1,772,000	89,844	1995	Acquisition	40 Years

Stanford’s	2,427,861	195,011	1995	Acquisition	40 Years

Red Robin	3,283,130	234,051	1996	Construction	40 Years

Carrows	1,324,288	76,232	1993	Acquisition	40 Years

Boston Market	938,037	56,735	1995	Acquisition	40 Years

Boston Market Vacant	713,440	28,778	1995	Acquisition	40 Years

Blockbuster Video	844,635	56,046	1996	Acquisition	40 Years

Blockbuster Video	791,664	68,523	1996	Acquisition	40 Years

Denny’s	1,213,931	84,214	1996	Construction	40 Years

Boston Market	767,065	48,114	1996	Construction	40 Years

Boston Market	1,070,466	63,708	1995	Acquisition	40 Years

Boston Market	1,880,489	116,171	1996	Acquisition	40 Years

Boston Market	887,273	59,830	1996	Acquisition	40 Years

Boston Market Vacant	1,644,324	126,689	1996	Construction	40 Years

Denny’s	1,182,368	82,046	1997	Construction	40 Years

Mountain Jack’s	1,125,645	77,084	1976	Acquisition	40 Years

Babies R Us	3,157,534	45,484	1996	Acquisition	40 Years

Mountain Jack’s	1,655,360	105,397	1996	Construction	40 Years

Boston Market	1,909,327	104,330	1996	Construction	40 Years

Boston Market	1,122,178	38,393	1996	Construction	40 Years

Black Angus	2,836,183	186,614	1984	Acquisition	40 Years

Black Angus	2,030,575	163,331	1983	Acquisition	40 Years

Black Angus	2,350,611	169,029	1983	Acquisition	40 Years

Black Angus	2,472,004	148,295	1984	Acquisition	40 Years

Golden Corral	2,273,361	116,691	1997	Construction	40 Years

Burger King	993,425	54,786	1997	Construction	40 Years

Blockbuster Music	1,526,653	68,486	1997	Acquisition	40 Years

Video Update	1,098,541	70,247	1997	Acquisition	40 Years

Vacant	1,330,484	93,544	1997	Acquisition	40 Years

						Cost
						Capitalized
						Subsequent
	Type Of	State			Initial Cost	To
Concept	Property	Location	Encumbrances		To Company	Acquisition

Golden Corral	Restaurant	FL	(a	)	2,111,500	—

Denny’s	Restaurant	AZ	(a	)	1,103,891	—

Golden Corral	Restaurant	NE	(a	)	1,032,869	—

Nissan	Retail	GA	(a	)	3,250,023	—

BMW	Retail	GA	(a	)	7,115,013	—

Vacant	Restaurant	MO	(a	)	1,169,979	—

Damon’s	Restaurant	AZ	(a	)	1,429,445	—

Arby’s	Restaurant	GA	(a	)	752,097	—

Schlotzski’s Deli	Restaurant	AZ	(a	)	838,167	15,734

Schlotzski’s Deli	Restaurant	AZ	(a	)	825,409	33,484

Schlotzski’s Deli	Restaurant	AZ	(a	)	898,896	33,364

Blockbuster Video	Retail	SC	(a	)	1,377,353	—

Whataburger	Restaurant	NM	(a	)	894,568	53,500

Hooters	Restaurant	FL	(a	)	1,048,870	—

Video Update	Retail	NM	(a	)	1,344,400	3,750

Video Update	Retail	MN	(a	)	1,134,740	1,469

Burger King	Restaurant	VA	(a	)	1,102,500	—

Blockbuster Video	Retail	GA	(a	)	1,033,801	1,153

Texas Roadhouse	Restaurant	CO	(a	)	1,365,889	1,181

Texas Roadhouse	Restaurant	CO	(a	)	1,663,919	—

Carino’s	Restaurant	TX	(a	)	2,070,003	—

Carino’s	Restaurant	TX	(a	)	1,917,860	—

Boston Market	Restaurant	MI	(a	)	1,171,769	—

Arby’s	Restaurant	MI	(a	)	787,500	—

Kona Steakhouse	Restaurant	TX	(a	)	1,728,621	—

Keg Steakhouse	Restaurant	WA	(a	)	907,322	—

Keg Steakhouse	Restaurant	WA	(a	)	1,782,822	—

Keg Steakhouse	Restaurant	WA	(a	)	1,236,922	—

Keg Steakhouse	Restaurant	OR	(a	)	866,356	—

Blockbuster Video	Retail	AL	(a	)	874,125	—

Blockbuster Video	Retail	AL	(a	)	1,115,282	—

Sportmart	Retail	IL	(a	)	6,096,544	6,253

Arby’s	Restaurant	OH	(a	)	685,139	—

Claim Jumper	Restaurant	AZ	(a	)	4,017,722	—

Circle K	Retail	CA	(a	)	1,417,579	2,697

Stop & Go	Retail	TX	(a	)	1,003,882	2,590

Stop & Go	Retail	TX	(a	)	991,496	2,575

Athlete’s Foot	Retail	GA	(a	)	1,691,680	—

Applebee’s	Restaurant	KY	(a	)	1,730,400	—

Blockbuster Video	Retail	KY	(a	)	762,936	—

Red Robin	Restaurant	OH	(a	)	2,085,750	—

Arby’s	Restaurant	NM	(a	)	772,500	—

Arby’s	Restaurant	NM	(a	)	927,000	—

Arby’s	Restaurant	NM	(a	)	745,720	—

Arby’s	Restaurant	CO	(a	)	721,000	—

Boston Market	Restaurant	OH	(a	)	909,531	—

Kona Steakhouse	Restaurant	TX	(a	)	2,204,200	—

Hollywood Video	Retail	OH	(a	)	781,834	1,062

Perkins	Restaurant	FL	(a	)	956,704	60,000

Bennigan’s	Restaurant	CO	(a	)	1,844,419	—

Bennigan’s	Restaurant	CT	(a	)	1,611,591	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross
	Amount At
	Which
	Carried At		Date Of
	Close Of	Accumulated	Acquisition/	Acquisition/
Concept	Period	Depreciation	Construction	Construction	Depreciation

Golden Corral	2,111,500	78,108	1998	Construction	40 Years

Denny’s	1,103,891	28,142	1997	Construction	40 Years

Golden Corral	1,032,869	45,940	1998	Construction	40 Years

Nissan	3,250,023	196,023	1982	Acquisition	40 Years

BMW	7,115,013	384,645	1984	Acquisition	40 Years

Vacant	1,169,979	59,371	1997	Acquisition	40 Years

Damon’s	1,429,445	64,236	1996	Acquisition	40 Years

Arby’s	752,097	36,723	1998	Construction	40 Years

Schlotzski’s Deli	853,901	37,118	1995	Acquisition	40 Years

Schlotzski’s Deli	858,893	39,181	1995	Acquisition	40 Years

Schlotzski’s Deli	932,260	39,225	1995	Acquisition	40 Years

Blockbuster Video	1,377,353	61,245	1997	Acquisition	40 Years

Whataburger	948,068	38,346	1997	Acquisition	40 Years

Hooters	1,048,870	86,813	1993	Acquisition	40 Years

Video Update	1,348,150	67,214	1997	Acquisition	40 Years

Video Update	1,136,209	62,605	1997	Acquisition	40 Years

Burger King	1,102,500	49,044	1997	Construction	40 Years

Blockbuster Video	1,034,954	55,244	1997	Acquisition	40 Years

Texas Roadhouse	1,367,070	72,892	1997	Acquisition	40 Years

Texas Roadhouse	1,663,919	63,722	1998	Construction	40 Years

Carino’s	2,070,003	90,109	1997	Acquisition	40 Years

Carino’s	1,917,860	105,353	1997	Acquisition	40 Years

Boston Market	1,171,769	55,865	1997	Acquisition	40 Years

Arby’s	787,500	45,719	1997	Acquisition	40 Years

Kona Steakhouse	1,728,621	52,662	1998	Construction	40 Years

Keg Steakhouse	907,322	36,379	1988	Acquisition	40 Years

Keg Steakhouse	1,782,822	48,739	1992	Acquisition	40 Years

Keg Steakhouse	1,236,922	59,631	1946	Acquisition	40 Years

Keg Steakhouse	866,356	8,200	1983	Acquisition	40 Years

Blockbuster Video	874,125	39,463	1997	Acquisition	40 Years

Blockbuster Video	1,115,282	39,929	1998	Acquisition	40 Years

Sportmart	6,102,797	290,468	1920	Acquisition	40 Years

Arby’s	685,139	32,974	1998	Construction	40 Years

Claim Jumper	4,017,722	60,849	2000	Construction	40 Years

Circle K	1,420,276	77,966	1989	Acquisition	40 Years

Stop & Go	1,006,472	51,291	1989	Acquisition	40 Years

Stop & Go	994,071	51,862	1989	Acquisition	40 Years

Athlete’s Foot	1,691,680	89,337	1998	Construction	40 Years

Applebee’s	1,730,400	82,658	1993	Acquisition	40 Years

Blockbuster Video	762,936	38,526	1998	Acquisition	40 Years

Red Robin	2,085,750	50,749	1998	Construction	40 Years

Arby’s	772,500	23,510	1998	Acquisition	40 Years

Arby’s	927,000	34,910	1998	Acquisition	40 Years

Arby’s	745,720	35,335	1998	Acquisition	40 Years

Arby’s	721,000	27,789	1998	Construction	40 Years

Boston Market	909,531	42,639	1996	Construction	40 Years

Kona Steakhouse	2,204,200	57,165	1999	Construction	40 Years

Hollywood Video	782,896	29,297	1998	Acquisition	40 Years

Perkins	1,016,704	34,099	1995	Acquisition	40 Years

Bennigan’s	1,844,419	78,776	1993	Acquisition	40 Years

Bennigan’s	1,611,591	43,623	1988	Acquisition	40 Years

						Cost
						Capitalized
						Subsequent
	Type Of	State			Initial Cost	To
Concept	Property	Location	Encumbrances		To Company	Acquisition

Bennigan’s	Restaurant	FL	(a	)	1,596,500	—

Steak & Ale	Restaurant	FL	(a	)	1,461,163	—

Bennigan’s	Restaurant	FL	(a	)	1,892,325	—

Steak & Ale	Restaurant	FL	(a	)	1,381,597	—

Bennigan’s	Restaurant	IL	(a	)	2,678,000	—

Steak & Ale	Restaurant	IN	(a	)	1,461,163	—

Steak & Ale	Restaurant	IN	(a	)	1,245,581	—

Bennigan’s	Restaurant	MI	(a	)	1,588,434	—

Bennigan’s	Restaurant	NC	(a	)	1,662,617	—

Bennigan’s	Restaurant	OK	(a	)	2,034,250	—

Steak & Ale	Restaurant	OK	(a	)	1,588,434	—

Steak & Ale	Restaurant	TX	(a	)	1,461,163	—

Bennigan’s	Restaurant	TX	(a	)	1,700,698	—

Steak & Ale	Restaurant	VA	(a	)	1,700,698	—

Steak & Ale	Restaurant	TX	(a	)	1,293,488	—

Bennigan’s	Restaurant	FL	(a	)	1,413,256	—

Hollywood Video	Retail	CO	(a	)	953,661	—

Jared Jewelers	Retail	VA	(a	)	2,013,333	10,027

Taco Bell	Restaurant	MN	(a	)	1,725,250	—

KFC	Restaurant	PA	(a	)	987,273	—

Taco Bell	Restaurant	MN	(a	)	566,500	—

Taco Bell	Restaurant	MN	(a	)	916,700	—

Taco Bell	Restaurant	MN	(a	)	782,800	—

Claim Jumper	Restaurant	CA	(a	)	3,244,500	—

KFC	Restaurant	WA	(a	)	1,162,547	—

Arby’s	Restaurant	PA	(a	)	919,051	—

Skipper’s Fish & Chips	Restaurant	WA	(a	)	976,089	—

Rite Aid	Retail	AL	(a	)	3,320,830	—

Wendy’s	Restaurant	PA	(a	)	736,942	—

Pizza Hut	Restaurant	AL	(a	)	553,672	—

Pizza Hut	Restaurant	CT	(a	)	552,272	—

Champps	Restaurant	GA	(a	)	3,804,820	—

Champps	Restaurant	TX	(a	)	3,166,220	—

Fazoli’s Restaurant	Restaurant	MI	(a	)	1,164,338	—

TGI Friday’s	Restaurant	TX	(a	)	2,174,845	—

Tony Roma’s	Restaurant	FL	(a	)	1,915,800	—

Skipper’s Fish & Chips	Restaurant	OR	(a	)	1,259,022	—

United Trust Bank	Retail	IL	(a	)	1,293,062	—

Subtotal — Commenced Leases			—		203,886,402	(258,732)

Construction Draws on Leases

Del Taco	Restaurant	AZ	(a	)	1,003,288	—

Taco Bell	Restaurant	FL	(a	)	694,743	—

Subtotal — Construction Draws			—		1,698,031	—

Total — Properties Subject to Operating Leases			—		205,584,433	(258,732)

Properties Subject to Financing Leases:

Jared Jewelers	Retail	FL	(c	)	1,179,620	10,242

Jared Jewelers	Retail	TX	(c	)	1,087,808	63,603

Jared Jewelers	Retail	AZ	(a	)	861,396	32,708

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross
	Amount At
	Which
	Carried At		Date Of
	Close Of	Accumulated	Acquisition/	Acquisition/
Concept	Period	Depreciation	Construction	Construction	Depreciation

Bennigan’s	1,596,500	57,776	1988	Acquisition	40 Years

Steak & Ale	1,461,163	53,470	1988	Acquisition	40 Years

Bennigan’s	1,892,325	64,131	1993	Acquisition	40 Years

Steak & Ale	1,381,597	38,777	1988	Acquisition	40 Years

Bennigan’s	2,678,000	81,949	1988	Acquisition	40 Years

Steak & Ale	1,461,163	63,448	1988	Acquisition	40 Years

Steak & Ale	1,245,581	63,236	1988	Acquisition	40 Years

Bennigan’s	1,588,434	63,871	1993	Acquisition	40 Years

Bennigan’s	1,662,617	54,795	1993	Acquisition	40 Years

Bennigan’s	2,034,250	80,662	1993	Acquisition	40 Years

Steak & Ale	1,588,434	66,253	1993	Acquisition	40 Years

Steak & Ale	1,461,163	63,191	1993	Acquisition	40 Years

Bennigan’s	1,700,698	69,214	1993	Acquisition	40 Years

Steak & Ale	1,700,698	62,197	1993	Acquisition	40 Years

Steak & Ale	1,293,488	58,312	1988	Acquisition	40 Years

Bennigan’s	1,413,256	53,051	1988	Acquisition	40 Years

Hollywood Video	953,661	31,901	1999	Construction	40 Years

Jared Jewelers	2,023,360	66,481	1998	Construction	40 Years

Taco Bell	1,725,250	43,088	1999	Acquisition	40 Years

KFC	987,273	53,909	1996	Acquisition	40 Years

Taco Bell	566,500	8,802	1999	Acquisition	40 Years

Taco Bell	916,700	18,926	1997	Acquisition	40 Years

Taco Bell	782,800	13,619	1996	Acquisition	40 Years

Claim Jumper	3,244,500	4,198	2000	Construction	40 Years

KFC	1,162,547	56,109	1996	Construction	40 Years

Arby’s	919,051	51,868	1995	Acquisition	40 Years

Skipper’s Fish & Chips	976,089	55,326	1996	Acquisition	40 Years

Rite Aid	3,320,830	37,516	1999	Construction	40 Years

Wendy’s	736,942	30,590	1997	Acquisition	40 Years

Pizza Hut	553,672	1,461	1999	Acquisition	40 Years

Pizza Hut	552,272	5,603	1999	Acquisition	40 Years

Champps	3,804,820	44,466	1999	Acquisition	40 Years

Champps	3,166,220	4,355	2000	Acquisition	40 Years

Fazoli’s Restaurant	1,164,338	51,147	1997	Acquisition	40 Years

TGI Friday’s	2,174,845	62,456	1995	Acquisition	40 Years

Tony Roma’s	1,915,800	9,828	1999	Acquisition	40 Years

Skipper’s Fish & Chips	1,259,022	88,187	1996	Acquisition	40 Years

United Trust Bank	1,293,062	57,530	1997	Acquisition	40 Years

Subtotal — Commenced Leases	203,627,670	9,483,470

Construction Draws on Leases

Del Taco	1,003,288	—	2000	Construction	—

Taco Bell	694,743	—	2000	Construction	—

Subtotal — Construction Draws	1,698,031	—

Total — Properties Subject to Operating Leases	205,325,701	9,483,470

Properties Subject to Financing Leases:

Jared Jewelers	1,189,862	(d )