Form 10-Q
period 2001-03-31
CAPTEC NET LEASE REALTY INC
filed 2001-05-15
CIK 1045281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2001
OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to__

Commission file number:	1045281

CAPTEC NET LEASE REALTY, INC

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

38-3368333

(IRS Employer Identification Number)

24 Frank Lloyd Wright Drive, Ann Arbor, Michigan 48106

(Address of principal executive offices, including zip code)

(734) 994-5505

(Registrant’s telephone number)

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

Yes No

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

      9,508,108 shares of Common Stock, $.01 par value, outstanding as of May 15, 2001.

CAPTEC NET LEASE REALTY, INC.
and SUBSIDIARIES

CONTENTS

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statement of Changes in Stockholders’ Equity	5

	Consolidated Statements of Cash Flows	6

	Consolidated Notes to Financial Statements	7 — 9

Item 2.	Management’s Discussion and Analysis of

	Financial Condition and Results of Operations	10 — 12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Report on Form 8-K	13

Part I. Financial Information

Item 1. Financial Statements

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash and cash equivalents	$587,490	$665,408

Investments:

Properties subject to operating leases, net	198,388,060	195,842,231

Properties subject to financing leases, net	7,237,225	4,535,446

Loans to affiliates, collateralized by mortgage loans	11,246,212	11,280,234

Investment in joint venture	7,121,255	7,031,073

Investment in affiliated limited partnerships, net	4,146,856	4,163,069

Other loans	281,152	283,323

Other loans, related party	369,374	373,799

Total investments	228,790,134	223,509,175

Unbilled rent, net	7,237,913	6,840,646

Accounts receivable	737,474	693,101

Due from affiliates	912,279	1,856,950

Other assets	1,216,679	1,005,796

Total assets	$239,481,969	$234,571,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Notes payable	$103,517,909	$98,365,915

Accounts payable and accrued expenses	1,055,621	952,252

Security deposits held on leases	218,529	225,612

Total liabilities	104,792,059	99,543,779

Stockholders’ Equity:

Common stock, ($.01 par value) authorized: 40,000,000 shares; issued and outstanding: 9,508,108	95,081	95,081

Paid in capital	134,711,056	134,711,056

Accumulated other comprehensive income (loss)	(40,170)	—

Retained earnings (distributions in excess of earnings)	(76,057)	221,160

Total stockholders’ equity	134,689,910	135,027,297

Total liabilities and stockholders’ equity	$239,481,969	$234,571,076

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

Revenue:

Rental income from operating leases	$5,481,911	$6,138,749

Earned income from financing leases	165,404	156,849

Interest income on loans to affiliates	311,552	316,061

Other income, principally affiliated ventures	370,311	1,019,705

Total revenue	6,329,178	7,631,364

Expenses:

Interest	2,190,047	2,546,192

Management fees, affiliates, net	119,153	—

General and administrative	383,719	342,596

Depreciation and amortization	841,934	864,968

Non-recurring merger costs	37,222	1,143,000

Total expenses	3,572,075	4,896,756

Income before equity income of joint venture, and gain on sale of properties	2,757,103	2,734,608

Equity in net income of joint venture	177,762	150,542

Gain on sale of properties, net	380,999	625,647

Net income	$3,315,864	$3,510,797

Net income per share:

Basic	$0.35	$0.37

Diluted	$0.35	$0.37

Weighted average number of common shares outstanding, basic and diluted	9,508,108	9,508,108

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(unaudited)

	Common Stock
			Paid-In	Comprehensive
	Shares	Amount	Capital	Income

BALANCE, JANUARY 1, 2001	9,508,108	$95,081	$134,711,056	$—

Comprehensive income:

Net Income	—	—	—	3,315,864

Other comprehensive income:

Net loss on derivatives	—	—	—	(246,569)

Comprehensive income				3,069,295

Common stock dividends ($0.38 per share)	—	—	—

BALANCE, MARCH 31, 2001	9,508,108	$95,081	$134,711,056

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained Earnings	Accumulated Other	Total
	(Distributions in excess	Comprehensive	Stockholders'
	of earnings)	Income (Loss)	Equity

BALANCE, JANUARY 1, 2001	$221,160	$206,399	$135,233,696

Comprehensive income:

Net Income	3,315,864	—	3,315,864

Other comprehensive income:

Net loss on derivatives	—	(246,569)	(246,569)

Comprehensive income

Common stock dividends ($0.38 per share)	(3,613,081)	—	(3,613,081)

BALANCE, MARCH 31, 2001	$(76,057)	$(40,170)	$134,689,910

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,315,864	$3,510,797

Adjustments to net income:

Depreciation and amortization	841,934	864,968

Amortization of debt issuance costs	320,482	198,990

Equity in net income of joint venture	(177,762)	(150,542)

Gain on sale of properties, net	(380,999)	(625,647)

Increase in unbilled rent	(397,267)	(499,961)

Increase in accounts receivable and other assets	349,287	(1,530,406)

Decrease in accounts payable and accrued expenses	63,199	479,126

Net cash provided by operating activities	3,934,738	2,247,325

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of properties subject to operating leases	(8,321,041)	(3,954,479)

Acquisition of properties subject to financing leases	(2,686,203)	—

Advances on short-term loans to affiliates, net	—	(5,100,626)

Proceeds from the disposition of properties	5,350,136	5,866,346

Collections on loans to affiliates, collateralized by mortgage loans	34,022	5,124,256

Collection of principal on other loans	6,596	8,368

Proceeds from joint venture distributions	87,580	—

Collection of principal on financing leases	(15,576)	(35,350)

Lease security deposits	(7,083)	—

Net cash (used in) provided by investing activities	(5,551,569)	1,908,515

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid on common stock	(3,613,081)	(3,613,081)

Borrowings of notes payable	11,000,000	7,000,000

Repayments of notes payable	(5,848,006)	(7,636,721)

Net cash provided by (used in) financing activities	1,538,913	(4,249,802)

NET CASH FLOWS	(77,918)	(93,962)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	665,408	1,035,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$587,490	$941,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,767,400	$2,704,879

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Unaudited Interim Financial Information: The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2001 and 2000 have not been audited. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

Derivatives: In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”) which amends FAS 133. The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings and/or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Any change in fair value resulting from ineffectiveness, as defined by FAS 133 is recognized immediately in current earnings. The Company adopted FAS 133, as amended, on January 1, 2001.

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

The Company’s investment in properties subject to operating leases includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following as of:

	March 31,	December 31,
	2001	2000

Land	$80,529,614	$79,432,815

Buildings and improvements	127,921,648	124,194,854

Construction draws on properties	—	1,698,032

	208,451,262	205,325,701

Less accumulated depreciation	(10,063,202)	(9,483,470)

Total	$198,388,060	$195,842,231

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company sold five properties during the three months ended March 31, 2001, collecting total net proceeds of $5.4 million and reflected a net gain totaling approximately $445,000 on the sale of these properties.

3.	FINANCING LEASES:

Properties subject to financing leases is comprised of six properties with respect to which the Company owns only the building and the land is subject to a ground lease between the tenant and an unrelated third party. The net investment in financing leases is comprised of the following as of:

	March 31,	December 31,
	2001	2000

Minimum lease payments to be received	$15,802,101	$9,703,037

Estimated residual value	—	—

Gross investment in financing leases	15,802,101	9,703,037

Unearned income	(8,564,876)	(5,167,591)

Net investment in financing leases	$7,237,225	$4,535,446

4.	INVESTMENT IN JOINT VENTURE:

The Company has invested $7.1 million for a 22.6% membership interest in FC Venture I, LLC (“FC Venture”). The investment is accounted for under the equity method. Summarized financial information of the Company’s joint venture investment as of and for the three months ended March 31, 2001 and 2000 is set forth below:

	2001	2000

Investment in properties subject to leases, net	$50,102,738	$40,530,058

Total assets	53,368,034	42,863,730

Notes payable	22,488,011	9,111,594

Total liabilities	22,806,741	10,819,340

Members’ equity	30,561,293	32,044,390

Revenues	1,464,843	997,257

Net income	786,559	666,113

5.	NOTES PAYABLE:

The Company’s credit facility, as amended February 26, 2001, provides up to $105 million for the acquisition and development of properties and working capital. The credit facility expires on August 31, 2001 and is subject to certain borrowing base restrictions. The Company had approximately $101.6 million of aggregate outstanding borrowings under the credit facility at March 31, 2001. The Company also has an option to extend the maturity of the credit facility an additional three months.

During 2000, the Company entered into three promissory notes for an aggregate amount of $1,945,000 with a lending institution. The notes are collateralized by certain properties in the Company’s property portfolio. The notes have terms ranging from 15 years to 20 years and bear interest at 9.0% per annum. As of March 31, 2001, the outstanding balance of the promissory notes is $1,893,111.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	DERIVATIVE INSTRUMENTS:

At March 31, 2001, the Company had two derivative instruments, an interest rate cap agreement and an interest rate swap agreement. These instruments have been entered into to meet the Company’s risk management objective, which is to manage the interest rate exposure associated with borrowings under its floating rate credit facility. The Company has designated these instruments as cash flow hedges as they are used to hedge fluctuations in interest payments. In accordance with the provisions of FAS 133, the Company recorded a cumulative-effect-type transition adjustment of $206,399 in accumulated other comprehensive income to recognize at fair value the two derivatives that are designated as cash-flow hedging instruments. At March 31, 2001, the fair value of these instruments represented a liability of $40,170. During the three months ended March 31, 2001, the Company recorded a loss on the interest rate instruments of $246,569, which has been recognized in accumulated other comprehensive loss. The remaining $40,120 will be reclassified into earnings through July 2001, the termination date of the hedges. The cash flow hedges had no ineffectiveness for the period and accordingly, no amounts were recorded in the statement of operations.

7.	EARNINGS PER SHARE:

Stock options currently outstanding were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company’s common stock during the three months ended March 31, 2001 and 2000.

8.	NON-RECURRING ITEMS:

On May, 1, 2000, the Company terminated a merger agreement that resulted in the Company recognizing expense of $1.1 million in non-recurring merger costs in the three months ended March 31, 2000. During the three months ended March 31, 2001, the Company incurred approximately $37,000 in costs associated with the on-going assessment of strategic alternatives.

9.	RELATED PARTY TRANSACTIONS:

The Company is party to an advisory agreement, as amended, with Captec Net Lease Realty Advisors, Inc., ("Captec Advisors") an affiliate, whereby the Company pays to Captec Advisors a management fee. During the three months ended March 31, 2001, the Company incurred approximately $319,000 in management fees to Captec Advisors, of which $200,000 was paid by Family Realty II, Inc., an affiliate of the Company.

During the three months ended March 31, 2001, the Company purchased three properties from Family Realty II, Inc., an affiliate, for an aggregated purchase price of $6,285,400. In addition, during the three months ended March 31, 2001, the Company purchased one property from FC Venture, an affiliate, for $1,156,203.

10.	SUBSEQUENT EVENTS:

In April 2001, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which was paid on April 18, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. The Company’s triple-net leases generally impose on the lessee responsibility for all operating costs and expenses of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company’s leases typically provide for minimum rent plus specified fixed periodic rent. Other revenues are derived primarily from fee income earned from affiliates and interest income on loans to affiliates.

As of March 31, 2001, the Company owned 139 properties, located in 27 states, subject to long-term net leases with 58 different lessees under major restaurant and retail concepts including Bennigan’s, Applebee’s, Denny’s, Best Buy, Blockbuster Video, and Jared Jewelers.

RESULTS OF OPERATIONS

During the three months ended March 31, 2001, total revenue decreased 17.1% to $6.3 million as compared to $7.6 million for the three months ended March 31, 2000. Rental revenue from operating leases for the three months ended March 31, 2001 decreased 11.0% to $5.5 million as compared to $6.1 million for the three months ended March 31, 2000, due to the reduction of the Company’s property portfolio as a result of property sales. Earned income from financing leases for the three months ended March 31, 2001 increased 5.5% to approximately $165,000 for the three months ended March 31, 2001 as compared to approximately $157,000 for the three months ended March 31, 2000. The increase is the result of the addition of two financing leases during the three months ended March 31, 2001. Interest income on loans to affiliates decreased 1.4% to approximately $312,000 for the three months ended March 31, 2001 as compared to approximately $316,000 for the three months ended March 31, 2000. The decrease is the result of principal collections. Other income decreased 63.7% to approximately $370,000 for the three months ended March 31, 2001 as compared to $1.0 million for the three months ended March 31, 2000. The decrease is the result of the affiliated ventures approaching completion of their acquisition phases, resulting in reduced one-time acquisition related fees. The amount of fees earned for the acquisition, development and management of properties on behalf of affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

Total expenses decreased 27.1% to $3.6 million for the three months ended March 31, 2001 as compared to $4.9 million for the three months ended March 31, 2000. Interest expense decreased 14.0% to $2.2 million for the three months ended March 31, 2001 as compared to $2.5 million for the three months ended March 31, 2000. The decrease was due to a $20.4 million decrease in the average outstanding borrowings under the Company’s credit facility and a 31 basis point decrease in the weighted average interest rate, partially offset by an increase in amortization of deferred financing costs of approximately $121,000. Management fees increase 100% to approximately $119,000 during the three months ended March 31, 2001. The increase is the result of reduced acquisition levels for the affiliated ventures, which provide for a reduction in the management fee paid by the Company to Captec Advisors, an affiliate. During the three months ended March 31, 2000, the acquisition levels of the affiliated ventures fully supported the management fee paid by the Company. The management fee paid and reductions received are subject to variations, principally changes in the Company’s property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. General and administrative expenses increased 12.0% to approximately $384,000 for the three months ended March 31, 2001 as compared to approximately $343,000 for the three months ended March 31, 2000 primarily as a result of an increase in payroll related costs. Depreciation and amortization decreased 2.7% to approximately $842,000 for the three months ended March 31, 2001 as compared to approximately $865,000 for the three months ended March 31, 2000. The decrease is due to the reduction of the Company’s property portfolio as a result of property sales. Non-recurring items decreased to approximately $37,000 during the three months ended March 31, 2001 as compared to $1.1 million for the three months ended March 31, 2000. The costs incurred during the three months ended March 31, 2001 represent costs related to the planned sale of the Company. The $1.1 million expensed during the three months ended March 31, 2000 relates to the termination of a merger agreement that was announced on May 1, 2000.

The Company has invested $7.1 million in a 22.6% membership interest in FC Venture I, LLC. During the three months ended March 31, 2001, the Company recorded approximately $178,000 as its portion of FC Venture’s equity earnings as compared to approximately $151,000 for the three months ended March 31, 2000. The increase is primarily due to growth of FC Venture’s property portfolio.

The Company sold five properties during the three months ended March 31, 2001, collecting total net proceeds of $5.4 million and reflected a net gain totaling approximately $381,000 on the sale of these properties.

As a result of the foregoing, the Company’s net income decreased 5.6% to $3.3 million for the three months ended March 31, 2001 as compared to $3.5 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of funds is for property development and acquisition, payment of interest on its outstanding indebtedness, and payment of operating expenses and dividends. Historically, interest expense, operating expenses and dividends have been paid out of cash flows from operations. Property acquisition and development have been typically funded out of proceeds from borrowings. The Company expects to meet its liquidity requirements, which are principally property acquisition and development and scheduled debt maturities, through a variety of future sources of capital, including long-term collateralized and uncollateralized indebtedness, the issuance of additional equity or debt securities and “off-balance sheet” financing through the formation of joint ventures.

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

At March 31, 2001, the Company had cash and cash equivalents of approximately $587,000. For the three months ended March 31, 2001, the Company generated cash from operations of $3.9 million as compared to $2.2 million for the three months ended March 31, 2000. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the three months ended March 31, 2001, the Company utilized $5.6 million in investing activities as compared to generating $1.9 million during the three months ended March 31, 2000. The Company received $1.5 million for financing activities during the three months ended March 31, 2001 as compared to using $4.2 million during the three months ended March 31, 2000.

CREDIT FACILITY. In February 2001, the Company amended and extended the maturity of its credit facility with First Union National Bank. The effect of the amendment was to extend the maturity to August 31, 2001. The amendment also resulted in an increased interest rate spread over LIBOR to a range of 2.25% to 2.50%, dependent upon the ratio of debt to asset value, and reduced the facility borrowing capacity to $105 million. The Company also has an option to extend the maturity of the credit facility an additional three months. The extension of the credit facility has been designed to be short-term in nature to enable the Company to continue to operate with a flexible capital structure. Upon expiration of the credit facility, the Company intends to refinance its indebtedness under the credit facility through a new facility or loan with an institutional lender and/or through the issuance of debt securities. The terms of the Company’s obligations with respect to any indebtedness incurred in refinancing the credit facility will be based on market conditions applicable to such form of indebtedness at the time, which may cause the terms of any such indebtedness to vary materially from the terms of the credit facility. No assurances can be made that the Company will be able to refinance such debt. At March 31, 2001, the Company had $101.6 million outstanding under the credit facility.

PROPERTY SALES. The Company periodically has explored the marketability of certain properties in its portfolio that would contribute to greater diversification levels in tenants, geography, property type and property size thereby increasing the strength of its current portfolio. At March 31, 2001 no properties in the Company's portfolio are being actively marketed.

DIVIDENDS. During the three months ended March 31, 2001 the Company paid dividends of $3,613,081. In April 2001, the Company declared a first quarter dividend on its common stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to stockholders of record on April 11, 2001 and was paid on April 18, 2001. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents a risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk arises from interest rate risk inherent in its financial instruments. The Company is not subject to foreign currency exchange rate risk or commodity price risk.

The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At March 31, 2001, approximately 98% of the Company’s debt bore interest at variable rates of LIBOR plus 2.25% to 2.50%.

The following table presents certain information on the Company’s assets and liabilities which are sensitive to interest rate changes at March 31, 2001:

	Maturity

	0 to 6
	Months	Total

Assets:

Cash and cash equivalents	$587,490	$587,490

Liabilities:
Notes payable	$101,624,798	$101,624,798

Reprice difference	$(101,037,308)

Cumulative gap	$(101,037,308)

A 1.0% increase in the variable interest rate for the three months ended March 31, 2001 would have resulted in additional interest expense of approximately $116,000.

The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2001, the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $25 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if LIBOR exceeds 7.5%. Both the interest rate swap contract and interest rate cap contract terminate in July 2001.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.    None.

ITEM 2. CHANGES IN SECURITIES.   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

ITEM 5. OTHER INFORMATION.   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the three months ended March 31, 2001:

Current Report on Form 8-K dated January 23, 2001 as filed with the United States Securities and Exchange Commission on January 23, 2001 included information regarding the dismissal of two lawsuits against the Company.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company’s operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors many of which are beyond the control of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTEC NET LEASE REALTY, INC.

May 15, 2001	By: /s/ Patrick L. Beach

Patrick L. Beach Chief Executive Officer and President

May 15, 2001	By: /s/ W. Ross Martin

W. Ross Martin Chief Financial Officer and Executive Vice President