Form 10-Q
period 2001-06-30
CAPTEC NET LEASE REALTY INC
filed 2001-08-14
CIK 1045281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to__

Commission file number: 0-29650

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

9,508,108 shares of Common Stock, $.01 par value, outstanding as of August 14, 2001.

CAPTEC NET LEASE REALTY, INC.
and SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

ASSETS	(unaudited)

Cash and cash equivalents	$2,729,592	$665,408

Investments:

Properties subject to operating leases, net	194,457,988	195,842,231

Properties subject to financing leases, net	7,254,298	4,535,446

Loans to affiliates, collateralized by mortgage loans	11,246,212	11,280,234

Investment in joint venture	7,356,851	7,031,073

Investment in affiliated limited partnerships, net	4,130,003	4,163,069

Other loans	272,451	283,323

Other loans, related party	364,847	373,799

Total investments	225,082,650	223,509,175

Unbilled rent, net	7,476,307	6,840,646

Accounts receivable	673,245	693,101

Due from affiliates	937,445	1,856,950

Other assets	771,293	1,005,796

Total assets	$237,670,532	$234,571,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Notes payable	$102,495,158	$98,365,915

Accounts payable and accrued expenses	1,078,823	952,252

Security deposits held on leases	207,527	225,612

Total liabilities	103,781,508	99,543,779

Stockholders’ Equity:

Common stock, ($.01 par value) authorized: 40,000,000 shares; issued and outstanding: 9,508,108	95,081	95,081

Paid in capital	134,711,056	134,711,056

Retained earnings (distributions in excess of earnings)	(917,113)	221,160

Total stockholders’ equity	133,889,024	135,027,297

Total liabilities and stockholders’ equity	$237,670,532	$234,571,076

      The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Rental income from operating leases	$5,491,129	$6,066,499	$10,973,040	$12,205,248

Earned income from financing leases	175,854	154,658	341,258	311,507

Interest income on loans to affiliates	310,721	315,033	622,273	631,094

Other income, principally affiliated ventures	360,199	507,499	730,510	1,527,204

Total revenue	6,337,903	7,043,689	12,667,081	14,675,053

Expenses:

Interest	2,398,393	2,567,252	4,588,440	5,113,444

Management fees, affiliates, net	116,459	—	235,612	—

General and administrative	408,304	388,268	792,023	730,864

Depreciation and amortization	851,277	867,545	1,693,211	1,732,513

Non-recurring merger and other costs	225,650	—	262,872	1,143,000

Total expenses	4,000,083	3,823,065	7,572,158	8,719,821

Income before equity in joint venture, gain on sale of properties and other non-recurring	2,337,820	3,220,624	5,094,923	5,955,232

Equity in net income of joint venture	235,597	144,535	413,359	295,077

Gain on sale of properties	198,608	985,574	579,607	1,611,221

Other non-recurring	—	706,421	—	706,421

Net Income	$2,772,025	$5,057,154	$6,087,889	$8,567,951

Income per common share:

Basic	$0.29	$0.53	$0.64	$0.90

Diluted	$0.29	$0.53	$0.64	$0.90

Weighted average number of common shares outstanding, basic and diluted	9,508,108	9,508,108	9,508,108	9,508,108

      The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(unaudited)

	Common Stock				Retained Earnings	Accumulated Other	Total
			Paid-In	Comprehensive	(Distributions in excess	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	of earnings)	Income (Loss)	Equity

BALANCE, JANUARY 1, 2001	9,508,108	$95,081	$134,711,056	$—	$221,160	$206,399	$135,233,696

Net Income	—	—	—	6,087,889	6,087,889	—	6,087,889

Other comprehensive income:

Net loss on derivatives	—	—	—	(206,399)	—	(206,399)	(206,399)

Comprehensive income				5,881,490

Common stock dividends ($0.76 per share)	—	—	—		(7,226,162)	—	(7,226,162)

BALANCE, JUNE 30, 2001	9,508,108	$95,081	$134,711,056		$(917,113)	$—	$133,889,024

      The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,087,889	$8,567,951

Adjustments to net income:

Depreciation and amortization	1,693,211	1,732,513

Amortization of debt issuance costs	729,220	509,193

Equity in net income of joint venture	(413,359)	(295,077)

Gain on sale of property, net	(579,607)	(1,640,470)

Increase in unbilled rent	(635,661)	(1,157,745)

Decrease (increase) in accounts receivable and other assets	404,457	(681,201)

Increase (decrease) in accounts payable and accrued expenses	126,571	(39,195)

Net cash provided by operating activities	7,412,721	6,995,969

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of properties subject to operating leases	(8,498,627)	(6,187,101)

Acquisition of properties subject to financing leases	(2,686,203)	—

Advances on short-term loans to affiliates, net	—	(3,266,163)

Proceeds from the disposition of properties	8,842,519	16,454,522

Collections on loans to affiliates, collateralized by mortgage loans	34,022	3,313,999

Collection of principal on other loans	19,824	8,169

Proceeds from joint venture distribution	87,581	361,600

Collection of principal on financing leases	(32,649)	(68,508)

Lease security deposits	(18,085)	(10,082)

Net cash (used in) provided by investing activities	(2,251,618)	10,606,436

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid on common stock	(7,226,162)	(7,226,162)

Borrowings of notes payable	14,000,000	4,500,000

Repayments of notes payable	(9,870,757)	(14,941,528)

Net cash used in financing activities	(3,096,919)	(17,667,690)

NET CASH FLOWS	2,064,184	(65,285)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	665,408	1,035,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,729,592	$970,322

      The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Unaudited Interim Financial Information: The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2001 and 2000 have not been audited. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

Derivatives: In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). In June 2000, FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”) which amends FAS 133. The statement requires that all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings and/or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Any change in fair value resulting from ineffectiveness, as defined by FAS 133 is recognized immediately in current earnings. The Company adopted FAS 133, as amended, on January 1, 2001.

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

The Company’s investment in properties subject to operating leases includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following as of:

	June 30,	December 31,
	2001	2000

Land	$78,848,674	$79,432,815

Buildings and improvements	126,326,687	124,194,854

Construction draws on properties	—	1,698,032

	205,175,361	205,325,701

Less accumulated depreciation	(10,717,373)	(9,483,470)

Total	$194,457,988	$195,842,231

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company sold 8 properties during the six months ended June 30, 2001, collecting total net proceeds of $8.8 million and reflected a net gain totaling approximately $580,000 on the sale of these properties.

3.	FINANCING LEASES:

Properties subject to financing leases is comprised of six properties with respect to which the Company owns only the building and the land is subject to a ground lease between the tenant and an unrelated third party. The net investment in financing leases is comprised of the following as of:

	June 30,	December 31,
	2001	2000

Minimum lease payments to be received	$15,643,319	$9,703,037

Estimated residual value	—	—

Gross investment in financing leases	15,643,319	9,703,037

Unearned income	(8,389,021)	(5,167,591)

Net investment in financing leases	$7,254,298	$4,535,446

4.	INVESTMENT IN JOINT VENTURE:

The Company has a 22.6% membership interest in FC Venture I, LLC (“FC Venture”). The investment is accounted for under the equity method. Summarized financial information of the Company’s joint venture investment as of and for the six months ended June 30, 2001 and 2000 is set forth below:

	2001	2000

Investment in properties subject to leases, net	$49,870,025	$45,714,093

Total assets	52,873,943	48,340,447

Notes payable	21,032,082	16,517,252

Total liabilities	31,603,756	17,256,521

Members’ equity	30,561,293	31,083,926

Revenues	2,904,492	2,255,126

Net income	1,829,022	1,305,649

5.	NOTES PAYABLE:

The Company’s credit facility, as amended February 26, 2001, provides up to $105 million for the acquisition and development of properties and working capital. The credit facility expires on August 31, 2001 and is subject to certain borrowing base restrictions. The Company had approximately $100.6 million of aggregate outstanding borrowings under the credit facility at June 30, 2001. The Company also has an option to extend the maturity of the credit facility an additional three months.

During 2000, the Company entered into three promissory notes for an aggregate amount of $1,945,000 with a lending institution. The notes are collateralized by certain properties in the Company’s property portfolio. The notes have terms ranging from 15 years to 20 years and bear interest at 9.0% per annum. As of June 30, 2001, the outstanding balance of the promissory notes is $1,861,035.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	DERIVATIVE INSTRUMENTS:

At June 30, 2001, the Company had two derivative instruments, an interest rate cap agreement and an interest rate swap agreement. These instruments have been entered into to meet the Company’s risk management objective, which is to manage the interest rate exposure associated with borrowings under its floating rate credit facility. The Company has designated these instruments as cash flow hedges as they are used to hedge fluctuations in interest payments. In accordance with the provisions of FAS 133, on January 1, 2001 the Company recorded a cumulative-effect-type transition adjustment of $206,399 in accumulated other comprehensive income to recognize at fair value the two derivatives that are designated as cash-flow hedging instruments. At June 30, 2001, the fair value of these instruments was $0. During the six months ended June 30, 2001, the Company recorded a loss on the interest rate instruments of $206,399, which has been recognized in accumulated other comprehensive loss. The termination date of the two derivative instruments is July 2, 2001. The cash flow hedges had no ineffectiveness for the period and accordingly, no amounts were recorded in the statement of operations.

7.	EARNINGS PER SHARE:

Stock options currently outstanding were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company’s common stock during the six months ended June 30, 2001 and 2000.

8.	NON-RECURRING ITEMS:

On May, 1, 2000, the Company terminated a merger agreement that resulted in the Company recognizing expense of $1.1 million in non-recurring merger costs during the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company incurred approximately $263,000 in costs associated with the planned sale of the Company (see Note 10).

9.	RELATED PARTY TRANSACTIONS:

The Company is party to an advisory agreement, as amended, with Captec Net Lease Realty Advisors, Inc. (“Captec Advisors”), an affiliate, whereby the Company pays to Captec Advisors a management fee. During the six months ended June 30, 2001, the Company incurred approximately $636,000 in management fees to Captec Advisors, of which $400,000 was paid by Family Realty II, Inc., an affiliate of the Company.

During the six months ended June 30, 2001, the Company purchased three properties from Family Realty II, Inc., an affiliate, for an aggregated purchase price of $6,285,400. In addition, during the six months ended June 30, 2001, the Company purchased one property from FC Venture, an affiliate, for $1,156,203.

10.	SUBSEQUENT EVENTS:

In July 2001, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which was paid on July 18, 2001.

On July 2, 2001, the Company announced it has entered into a merger agreement with Commercial Net Lease Realty, Inc. (“CNL”). CNL will acquire all of the outstanding shares of common stock of the Company for a combination of cash and stock. The merger is subject to approval by the Company’s stockholders and other conditions set forth in the merger agreement, and is expected to close in the fourth quarter of 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, which operates as a REIT, acquires, develops and owns freestanding properties which are leased on a long-term triple-net basis to operators of national and regional chain restaurants and retailers. The Company’s triple-net leases generally impose on the lessee responsibility for all operating costs and expenses of the property, including the costs of repairs, maintenance, real property taxes, assessments, utilities and insurance. The Company’s leases typically provide for minimum rent plus specified fixed periodic rent. The Company’s long-term leases with creditworthy lessees mitigate short-term fluctuations in the general economy, thereby reducing the impact these fluctuations have on its operations. Other revenues are derived primarily from fee income earned from affiliates and interest income on loans to affiliates.

As of June 30, 2001, the Company owned 136 properties, located in 26 states, subject to long-term net leases with 56 different lessees under major restaurant and retail concepts including Bennigan’s, Applebee’s, Denny’s, Best Buy, Blockbuster Video, and Jared Jewelers.

On July 2, 2001, the Company announced it has entered into a merger agreement with Commercial Net Lease Realty, Inc. (“CNL”). CNL will acquire all of the outstanding shares of common stock of the Company for a combination of cash and stock. The merger is subject to approval by the Company’s stockholders and other conditions set forth in the merger agreement, and is expected to close in the fourth quarter of 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001.   During the three months ended June 30, 2001 total revenue decreased 10.0% to $6.3 million as compared to $7.0 million for the three months ended June 30, 2000. Rental revenue from operating leases for the three months ended June 30, 2001 decreased 9.4% to $5.5 million as compared to $6.1 million for the three months ended June 30, 2000, due to the reduction of the Company’s property portfolio as a result of property sales. Earned income from financing leases for the three months ended June 30, 2001 increased 13.7% to approximately $176,000 as compared to approximately $155,000 for the three months ended June 30, 2000. The increase is the result of the addition of two properties subject to financing leases in the first quarter of 2001. Other income decreased 29.0% to approximately $360,000 for the three months ended June 30, 2001 as compared to $507,000 for the three months ended June 30, 2000. The decrease is due to reduced one-time acquisition related fees from affiliated ventures. The amount of fees earned for the acquisition, development and management of properties on behalf of affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

Total expenses increased 4.6% to $4.0 million for the three months ended June 30, 2001 as compared to $3.8 million for the three months ended June 30, 2000. Interest expense decreased 6.6% to $2.4 million for the three months ended June 30, 2001 as compared to $2.6 million for the three months ended June 30, 2000. The decrease was due to a 14 basis point decrease in the weighted average interest rate and a $14.8 million decrease in the average outstanding borrowings under the Company’s credit facility used to fund the acquisition and development of properties, slightly offset by an increase of approximately $100,000 in amortization of deferred financing costs. Management fees were approximately $116,000 during the three months ended June 30, 2001. The increase is the result of reduced acquisition levels for the affiliated ventures, which provide for a reduction in the management fee paid by the Company to Captec Advisors, an affiliate. During the three months ended June 30, 2000, the acquisition levels of the affiliated ventures fully supported the management fee paid by the Company. The management fee paid and reductions received are subject to variations, principally changes in the Company’s property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. General and administrative expenses increased 5.2% to approximately $408,000 for the three months ended June 30, 2001 as compared to approximately $388,000 for the three months ended June 30, 2000 as a result of increases in payroll related costs and property taxes paid on vacant properties. Depreciation and amortization decreased 1.9% to approximately $851,000 for the three months ended June 30, 2001 as compared to approximately $868,000 for the three months ended June 30, 2000. The decrease is due to the reduction of the Company’s property portfolio as a result of property sales. Non-recurring items for the three months ended June 30, 2001 were approximately $226,000. The costs incurred during the three months ended June 30, 2001 represent costs related to the proposed merger of the Company.

The Company holds a 22.6% membership interest in FC Venture I, LLC. During the three months ended June 30, 2001, the Company recorded approximately $236,000 as its portion of FC Venture’s equity earnings as compared to approximately $146,000 for the three months ended June 30, 2000. The increase is primarily due to the growth of FC Venture’s property portfolio.

The Company sold 3 properties during the three months ended June 30, 2001, collecting total net proceeds of $3.5 million and reflected a net gain totaling approximately $199,000 on the sale of these properties.

During the three months ended June 30, 2000 an IRS audit of periods prior to the Company’s initial public offering was completed resulting in no additional tax payment. As a result of the completed audit the Company recorded other non-recurring income of approximately $706,000 representing a reversal of a previously provided allowance for an estimated tax obligation.

As a result of the foregoing, the Company’s net income decreased 45.2% to $2.8 million for the three months ended June 30, 2001 as compared to $5.1 million for the three months ended June 30, 2000.

Six Months Ended June 30, 2001.   During the six months ended June 30, 2001 total revenue decreased 13.7% to $12.7 million as compared to $14.7 million for the six months ended June 30, 2000. Rental revenue from operating leases for the six months ended June 30, 2001 decreased 10.1% to $10.9 million as compared to $12.2 million for the six months ended June 30, 2000. The decrease is due to the reduction in the Company’s property portfolio as a result of property sales. Earned income from financing leases for the six months ended June 30, 2001 increased 9.6% to approximately $341,000 as compared to approximately $312,000 for the six months ended June 30, 2000. The increase is the result of the addition of two properties subject to financing leases in the first quarter of 2001. Other income decreased 52.2% to approximately $731,000 for the six months ended June 30, 2001 as compared to $1.5 million for the six months ended June 30, 2000. The decrease is the due to reduced one-time acquisition related fees from affiliated ventures. The amount of fees earned for the acquisition, development and management of properties on behalf of affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

Interest expense for the six months ended June 30, 2001 decreased 10.3% to $4.6 million as compared to $5.1 million for the six months ended June 30, 2000. The decrease was due to a 22 basis point decrease in the weighted average interest rate as well a $17.0 million decrease in the average outstanding borrowings under the Company’s credit facility used to fund the acquisition and development of properties, slightly offset by an increase of approximately $220,000 in amortization of deferred financing costs. Management fees were approximately $236,000 during the six months ended June 30, 2001. The increase is the result of reduced acquisition levels for the affiliated ventures, which provide for a reduction in the management fee paid by the Company to Captec Advisors, an affiliate. During the six months ended June 30, 2000, the acquisition levels of the affiliated ventures fully supported the management fee paid by the Company. The management fee paid and reductions received are subject to variations, principally changes in the Company’s property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. General and administrative expenses increased 8.4% to approximately $792,000 for the six months ended June 30, 2001 as compared to approximately $731,000 for the six months ended June 30, 2000 as a result of increases in payroll related costs and property taxes paid on vacant properties. Depreciation and amortization decreased 2.3% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease is due to the reduction of the Company’s property portfolio as a result of property sales. Non-recurring items decreased 77.0% to approximately $263,000 for the six months ended June 30, 2001 as compared to $1.1 million for the six months ended June 30, 2000. The costs incurred during the six months ended June 30, 2001 represent costs related to the proposed merger of the Company. The $1.1 million expensed during the six months ended June 30, 2000 relates to the termination of a previous merger agreement that was announced on May 1, 2000.

The Company sold 8 properties during the six months ended June 30, 2001, collecting total net proceeds of $8.8 million and reflecting a net gain of approximately $580,000 on the sale of these properties.

During the six months ended June 30, 2001 the Company recorded approximately $413,000 as its portion of FC Venture’s equity earnings. The increase is primarily due to the growth of FC Venture’s property portfolio.

During the six months ended June 30, 2000 an IRS audit of periods prior to the Company’s initial public offering was completed resulting in no additional tax payment. As a result of the completed audit the Company recorded other non-recurring income of approximately $706,000 representing a reversal of a previously provided allowance for an estimated tax obligation.

As a result of the foregoing, the Company’s net income decreased 29.0% to $6.1 million for the six months ended June 30, 2001 as compared to $8.6 million for the six months ended June 30, 2000.

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

At June 30, 2001, the Company had cash and cash equivalents of $2.7 million. For the six months ended June 30, 2001, the Company generated cash from operations of $7.4 million as compared to $7.0 million for the six months ended June 30, 2000. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the six months ended June 30, 2001 the Company utilized $2.3 million in investing activities as compared to generating $10.6 million during the six months ended June 30, 2000. The Company used $3.1 million in financing activities during the six months ended June 30, 2001 as compared to using $17.7 million during the six months ended June 30, 2000.

CREDIT FACILITY.   In February 2001, the Company amended and extended the maturity of its credit facility with First Union National Bank. The effect of the amendment was to extend the maturity to August 31, 2001. The amendment also resulted in an increased interest rate spread over LIBOR to a range of 2.25% to 2.50%, dependent upon the ratio of debt to asset value, and reduced the facility borrowing capacity to $105.0 million. The Company also intends to extend the maturity of the credit facility an additional three months pursuant to the agreement. The extension of the credit facility has been designed to be short-term in nature to enable the Company to continue to operate with a flexible capital structure. Upon expiration of the credit facility, the Company intends to refinance its indebtedness under the credit facility through a new facility or loan with an institutional lender and/or through the issuance of debt securities. The terms of the Company’s obligations with respect to any indebtedness incurred in refinancing the credit facility will be based on market conditions applicable to such form of indebtedness at the time, which may cause the terms of any such indebtedness to vary materially from the terms of the credit facility. No assurances can be made that the Company will be able to refinance such debt. At June 30, 2001, the Company had $100.6 million outstanding under the credit facility. Notwithstanding the above, pursuant to the merger agreement with CNL, the Company’s entire outstanding principal balance under the credit facility will be repaid by CNL upon completion of the merger which remains subject to stockholder approval and other conditions set forth in the merger agreement.

PROPERTY SALES.   The Company periodically has explored the marketability of certain properties in its portfolio that would contribute to greater diversification levels in tenants, geography, property type and property size thereby increasing the strength of its current portfolio. At June 30, 2001, no properties in the Company’s portfolio are being actively marketed.

DIVIDENDS.   During the six months ended June 30, 2001 the Company paid dividends of $7,226,162. In July 2001, the Company declared a second quarter dividend on its common stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to stockholders of record on July 11, 2001 and was paid on July 18, 2001. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents a risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk arises from interest rate risk inherent in its financial instruments. The Company is not subject to foreign currency exchange rate risk or commodity price risk.

The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At June 30, 2001, approximately 98% of the Company’s debt bore interest at variable rates of LIBOR plus 2.25% to 2.50%.

The following table presents certain information on the Company’s assets and liabilities which are sensitive to interest rate changes at June 30, 2001:

	Maturity

	0 to 6
	Months	Total

Assets:

Cash and cash equivalents	$2,729,592	$2,729,592

Liabilities:

Notes payable	$100,634,123	$100,634,123

Reprice difference	$(97,904,531)

Cumulative gap	$(97,904,531)

A 1.0% increase in the variable interest rate for the six months ended June 30, 2001 would have resulted in additional interest expense of approximately $249,000.

The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2001, the Company had an interest rate swap contract outstanding with a total notional amount of $50 million, and an interest rate cap contract outstanding with a total notional amount of $25 million. The notional amounts serve solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.8% and the counterparty agrees to make payments based on 3-month LIBOR. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if LIBOR exceeds 7.5%. Both the interest rate swap contract and interest rate cap contract terminated on July 2, 2001 and were replaced with an interest rate cap contract with a total notional amount of $68.3 million. Under the new interest rate cap contract the counterparty agrees to make payments to the Company if LIBOR exceeds 5.0%.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

CAPTEC NET LEASE REALTY, INC.

August 14, 2001	By: /s/ Patrick L. Beach

Patrick L. Beach Chief Executive Officer and President

August 14, 2001	By: /s/ W. Ross Martin

W. Ross Martin Chief Financial Officer and Executive Vice President