Form 10-Q
period 2001-09-30
CAPTEC NET LEASE REALTY INC
filed 2001-11-14
CIK 1045281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number:	0-29650

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

9,508,108 shares of Common Stock, $.01 par value, outstanding as of November 14, 2001.

CAPTEC NET LEASE REALTY, INC.
and SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

ASSETS	(unaudited)

Cash and cash equivalents	$3,794,425	$665,408

Investments:
Properties subject to operating leases, net	193,645,604	195,842,231
Properties subject to financing leases, net	7,192,694	4,535,446
Loans to affiliates, collateralized by mortgage loans	11,246,212	11,280,234
Investment in joint venture	7,016,657	7,031,073
Investment in affiliated limited partnerships, net	4,114,960	4,163,069
Other loans	257,145	283,323
Other loans, related party	360,214	373,799

Total investments	223,833,486	223,509,175

Unbilled rent, net	8,089,357	6,840,646
Accounts receivable	803,250	693,101
Due from affiliates	1,020,516	1,856,950
Other assets	349,972	1,005,796

Total assets	$237,891,006	$234,571,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable	$103,443,632	$98,365,915
Accounts payable and accrued expenses	2,068,632	952,252
Security deposits held on leases	207,527	225,612

Total liabilities	105,719,791	99,543,779

Stockholders’ Equity:
Common stock, ($.01 par value) authorized: 40,000,000 shares; issued and outstanding: 9,508,108	95,081	95,081
Paid in capital	134,711,056	134,711,056
Retained earnings (distributions in excess of earnings)	(2,634,922)	221,160

Total stockholders’ equity	132,171,215	135,027,297

Total liabilities and stockholders’ equity	$237,891,006	$234,571,076

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:
Rental income from operating leases	$5,465,998	$5,940,528	$16,439,038	$18,145,776
Earned income from financing leases	173,622	152,467	514,880	463,974
Interest income on loans to affiliates	313,279	316,642	935,552	947,736
Other income, principally affiliated ventures	382,675	522,362	1,113,185	2,049,566

Total revenue	6,335,574	6,931,999	19,002,655	21,607,052

Expenses:
Interest	2,329,288	2,427,414	6,917,728	7,540,858
Management fees, affiliates, net	116,895	—	352,507	—
General and administrative	391,447	344,607	1,183,470	1,075,471
Depreciation and amortization	895,109	859,414	2,588,320	2,591,927
Non-recurring merger and other costs	917,260	—	1,180,132	1,143,000

Total expenses	4,649,999	3,631,435	12,222,157	12,351,256

Income before equity in joint venture, gain on sale of properties and other non-recurring	1,685,575	3,300,564	6,780,498	9,255,796

Equity in net income of joint venture	209,697	131,524	623,056	426,601

Gain on sale of properties	—	1,253,172	579,607	2,864,393

Other non-recurring	—	—	—	706,421

Net Income	$1,895,272	$4,685,260	$7,983,161	$13,253,211

Income per common share:
Basic	$0.20	$0.49	$0.84	$1.39

Diluted	$0.20	$0.49	$0.84	$1.39

Weighted average number of common shares outstanding, basic and diluted	9,508,108	9,508,108	9,508,108	9,508,108

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(unaudited)

					Retained Earnings
	Common Stock		Paid-In	Comprehensive	(Distributions in excess

	Shares	Amount	Capital	Income	of earnings)

BALANCE, JANUARY 1, 2001	9,508,108	$95,081	$134,711,056	$—	$221,160
Net Income	—	—	—	7,983,161	7,983,161
Other comprehensive income:
Net loss on derivatives	—	—	—	(206,399)	—

Comprehensive income				7,776,762

Common stock dividends ($1.14 per share)	—	—	—		(10,839,243)

BALANCE, SEPTEMBER 30, 2001	9,508,108	$95,081	$134,711,056		$(2,634,922)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other	Total
	Comprehensive	Stockholders'
	Income (Loss)	Equity

BALANCE, JANUARY 1, 2001	$206,399	$135,233,696
Net Income	—	7,983,161
Other comprehensive income:
Net loss on derivatives	(206,399)	(206,399)

Comprehensive income

Common stock dividends ($1.14 per share)	—	(10,839,243)

BALANCE, SEPTEMBER 30, 2001	$—	$132,171,215

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,983,161	$13,253,211
Adjustments to net income:
Depreciation and amortization	2,588,320	2,591,927
Amortization of debt issuance costs	1,443,506	819,396
Equity in net income of joint venture	(623,056)	(426,601)
Gain on sale of property, net	(579,607)	(2,864,393)
Increase in unbilled rent	(1,248,711)	(1,117,863)
Increase in accounts receivable and other assets	(168,421)	(2,189,788)
Increase (decrease) in accounts payable and accrued expenses	1,116,380	(1,723,490)

Net cash provided by operating activities	10,511,572	8,342,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties subject to operating leases	(8,499,472)	(12,468,080)
Acquisition of properties subject to financing leases	(2,686,203)	—
Advances on short-term loans to affiliates, net	—	(1,571,224)
Proceeds from the disposition of properties	8,842,519	27,962,782
Collections on loans to affiliates, collateralized by mortgage loans	34,022	1,643,858
Collection of principal on other loans	39,763	12,396
Proceeds from joint venture distribution	637,472	700,211
Collection of principal on financing leases, net	28,955	(99,475)
Lease security deposits	(18,085)	(28,082)

Net cash (used in) provided by investing activities	(1,621,029)	16,152,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(10,839,243)	(10,839,243)
Borrowings of notes payable	15,500,000	11,945,000
Repayments of notes payable	(10,422,283)	(24,488,143)

Net cash used in financing activities	(5,761,526)	(23,382,386)

NET CASH FLOWS	3,129,017	1,112,399

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	665,408	1,035,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,794,425	$2,148,006

The accompanying notes are an integral part of the consolidated financial statements.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On July 2, 2001, the Company announced it had entered into a merger agreement with Commercial Net Lease Realty, Inc. (“CNL”). CNL will acquire all of the outstanding shares of common stock of the Company for a combination of cash and stock. The merger is subject to approval by the Company’s stockholders and other conditions set forth in the merger agreement, and is expected to close in the fourth quarter of 2001.

Unaudited Interim Financial Information: The consolidated balance sheet as of September 30, 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for the three and nine months ended September 30, 2001 and 2000 have not been audited. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been reflected therein. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

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

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s investment in properties subject to operating leases includes capitalized acquisition and interest costs which have been allocated between land and buildings and improvements on a pro rata basis. The net investment in properties subject to operating leases is comprised of the following as of:

	September 30,	December 31,
	2001	2000

Land	$78,848,674	$79,432,815
Buildings and improvements	126,325,232	124,194,854
Construction draws on properties	—	1,698,032

	205,173,906	205,325,701
Less accumulated depreciation	(11,528,302)	(9,483,470)

Total	$193,645,604	$195,842,231

The Company sold 8 properties during the nine months ended September 30, 2001, collecting total net proceeds of $8.8 million and reflected a net gain totaling approximately $580,000 on the sale of these properties.

3.	FINANCING LEASES:

Properties subject to financing leases is comprised of six properties with respect to which the Company owns only the building and the land is subject to a ground lease between the tenant and an unrelated third party. The net investment in financing leases is comprised of the following as of:

	September 30,	December 31,
	2001	2000

Minimum lease payments to be received	$15,414,443	$9,703,037
Estimated residual value	—	—

Gross investment in financing leases	15,414,443	9,703,037
Unearned income	(8,221,749)	(5,167,591)

Net investment in financing leases	$7,192,694	$4,535,446

4.	INVESTMENT IN JOINT VENTURE:

The Company has a 22.6% membership interest in FC Venture I, LLC (“FC Venture”). The investment is accounted for under the equity method. Summarized financial information of the Company’s joint venture investment as of and for the nine months ended September 30, 2001 and 2000 is set forth below:

	2001	2000

Investment in properties subject to leases, net	$47,516,418	$48,389,457
Total assets	50,862,090	51,238,984
Notes payable	20,549,227	20,233,425
Total liabilities	20,763,619	21,071,372
Members’ equity	30,098,471	30,167,612
Revenues	4,329,587	3,537,521
Net income	2,756,884	1,887,614

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	NOTES PAYABLE:

The Company’s credit facility, as amended February 26, 2001, provides up to $105.0 million for the acquisition and development of properties and working capital. The Company extended the termination date of the credit facility to November 30, 2001, pursuant to the credit facility agreement. The credit facility is subject to certain borrowing base restrictions. The Company had approximately $101.6 million of aggregate outstanding borrowings under the credit facility at September 30, 2001.

During 2000, the Company entered into three promissory notes for an aggregate amount of $1,945,000 with a lending institution. The notes are collateralized by certain properties in the Company’s property portfolio. The notes have terms ranging from 15 years to 20 years and bear interest at 9.0% per annum. As of September 30, 2001, the outstanding balance of the promissory notes is $1,828,231.

6.	DERIVATIVE INSTRUMENTS:

In accordance with the provisions of FAS 133, on January 1, 2001 the Company recorded a cumulative-effect-type transition adjustment of $206,399 in accumulated other comprehensive income to recognize at fair value two derivatives that were designated as cash-flow hedging instruments. These derivative instruments expired on July 2, 2001 and as a result, during the nine months ended September 30, 2001 the Company recorded a decrease in fair value of the interest rate instruments of $206,399, which has been recognized in accumulated other comprehensive loss. The cash flow hedges had no ineffectiveness for the period and accordingly, no amounts were recorded in the statement of operations. At September 30, 2001, the Company had one derivative instrument, an interest rate cap agreement. This instrument has been entered into to meet the Company’s risk management objective, which is to manage the interest rate exposure associated with borrowings under its floating rate credit facility. The Company has designated this instrument as a cash flow hedge as it is used to hedge fluctuations in interest payments. At September 30, 2001 this instrument had a fair value of $0.

7.	EARNINGS PER SHARE:

Stock options currently outstanding were excluded from the computation of diluted earnings per share because their exercise price was in excess of the average market price of the Company’s common stock during the nine months ended September 30, 2001 and 2000.

8.	NON-RECURRING ITEMS:

On May 1, 2000, the Company terminated a merger agreement that resulted in the Company recognizing expense of $1.1 million in non-recurring merger costs during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company incurred $1.2 million in costs associated with the sale of the Company.

9.	RELATED PARTY TRANSACTIONS:

The Company is party to an advisory agreement, as amended, with Captec Net Lease Realty Advisors, Inc. (“Captec Advisors”), an affiliate, whereby the Company pays to Captec Advisors a management fee. During the nine months ended September 30, 2001, the Company incurred approximately $950,000 in management fees to Captec Advisors, of which $600,000 was paid by Family Realty II, Inc., an affiliate of the Company.

During the nine months ended September 30, 2001, the Company purchased three properties from Family Realty II, Inc., an affiliate, for an aggregated purchase price of $6,285,400. In addition, during the nine months ended September 30, 2001, the Company purchased one property from FC Venture, an affiliate, for $1,156,203.

CAPTEC NET LEASE REALTY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	SUBSEQUENT EVENTS:

In October 2001, the Company declared dividends to its shareholders of $3,613,081, or $0.38 per share of common stock, which was paid on October 18, 2001.

On October 11, 2001, the Company announced it had commenced the mailing of its definitive proxy materials to the stockholders for approval of its proposed merger with Commercial Net Lease Realty, Inc. In addition, the Company filed a Definitive Proxy Statement with the United States Securities and Exchange Commission. A Special Meeting of stockholders has been scheduled for November 19, 2001 to vote on the merger. Pending approval by the stockholders on November 19, 2001, the Company expects to close on the merger by November 30, 2001.

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

As of September 30, 2001, the Company owned 136 properties, located in 26 states, subject to long-term net leases with 54 different lessees under major restaurant and retail concepts including Bennigan’s, Applebee’s, Denny’s, Blockbuster Video, and Jared Jewelers.

On July 2, 2001, the Company announced it has entered into a merger agreement with Commercial Net Lease Realty, Inc. (“CNL”). CNL will acquire all of the outstanding shares of common stock of the Company for a combination of cash and stock. The merger is subject to stockholder approval by the Company’s stockholders and other conditions set forth in the merger agreement. A Special Meeting of stockholders has been scheduled for November 19, 2001 to vote on the merger. Pending approval by the stockholders on November 19, 2001, the Company expects to close on the merger by November 30, 2001

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001. During the three months ended September 30, 2001 total revenue decreased 8.6% to $6.3 million as compared to $6.9 million for the three months ended September 30, 2000. Rental revenue from operating leases for the three months ended September 30, 2001 decreased 8.0% to $5.5 million as compared to $5.9 million for the three months ended September 30, 2000, due to the reduction of the Company’s property portfolio as a result of property sales. Earned income from financing leases for the three months ended September 30, 2001 increased 13.9% to approximately $174,000 as compared to approximately $152,000 for the three months ended September 30, 2000. The increase is the result of the addition of two properties subject to financing leases in the first quarter of 2001. Other income decreased 26.7% to approximately $383,000 for the three months ended September 30, 2001 as compared to $522,000 for the three months ended September 30, 2000. The decrease is due to reduced one-time acquisition related fees from affiliated ventures. The amount of fees earned for the acquisition, development and management of properties on behalf of affiliated ventures is subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

Total expenses increased 28.1% to $4.7 million for the three months ended September 30, 2001 as compared to $3.6 million for the three months ended September 30, 2000. Interest expense decreased 4.0% to $2.3 million for the three months ended September 30, 2001 as compared to $2.4 million for the three months ended September 30, 2000. The decrease was due to a 185 basis point decrease in the weighted average interest rate and a $5.3 million decrease in the average outstanding borrowings under the Company’s credit facility used to fund the acquisition and development of properties, partially offset by an increase of approximately $400,000 in amortization of deferred financing costs. Management fees were approximately $117,000 during the three months ended September 30, 2001. The increase is the result of reduced acquisition levels for the affiliated ventures, which provide for a reduction in the management fee paid by the Company to Captec Advisors, an affiliate. During the three months ended September 30, 2000, the acquisition levels for the affiliated ventures fully supported the management fee paid by the Company. The management fee paid and reductions received are subject to variations, principally changes in the Company’s property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. General and administrative expenses increased 13.6%

to approximately $391,000 for the three months ended September 30, 2001 as compared to approximately $345,000 for the three months ended September 30, 2000 as a result of increases in payroll related costs and property taxes paid on vacant properties. Non-recurring items for the three months ended September 30, 2001 were approximately $917,000. The costs incurred during the three months ended September 30, 2001 represent costs related to the proposed merger of the Company.

The Company holds a 22.6% membership interest in FC Venture I, LLC. During the three months ended September 30, 2001, the Company recorded approximately $210,000 as its portion of FC Venture’s equity earnings as compared to approximately $132,000 for the three months ended September 30, 2000. The increase is primarily due to the growth of FC Venture’s property portfolio.

As a result of the foregoing, the Company’s net income decreased 59.6% to $1.9 million for the three months ended September 30, 2001 as compared to $4.7 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001. During the nine months ended September 30, 2001 total revenue decreased 12.1% to $19.0 million as compared to $21.6 million for the nine months ended September 30, 2000. Rental revenue from operating leases for the nine months ended September 30, 2001 decreased 9.4% to $16.4 million as compared to $18.1 million for the nine months ended September 30, 2000. The decrease is due to the reduction in the Company’s property portfolio as a result of property sales. Earned income from financing leases for the nine months ended September 30, 2001 increased 11.0% to approximately $515,000 as compared to approximately $464,000 for the nine months ended September 30, 2000. The increase is the result of the addition of two properties subject to financing leases in the first quarter of 2001. Other income decreased 45.7% to $1.1 million for the nine months ended September 30, 2001 as compared to $2.0 million for the nine months ended September 30, 2000. The decrease is due to reduced one-time acquisition related fees from affiliated ventures. The amount of fees earned for the acquisition, development and management of properties on behalf of affiliated ventures are subject to variations, principally by the amount of new properties identified and acquired by the affiliated ventures.

Interest expense for the nine months ended September 30, 2001 decreased 8.3% to $6.9 million as compared to $7.5 million for the nine months ended September 30, 2000. The decrease was due to a 79 basis point decrease in the weighted average interest rate as well a $14.1 million decrease in the average outstanding borrowings under the Company’s credit facility used to fund the acquisition and development of properties, partially offset by an increase of approximately $620,000 in amortization of deferred financing costs. Management fees were approximately $353,000 during the nine months ended September 30, 2001. The increase is the result of reduced acquisition levels for the affiliated ventures, which provide for a reduction in the management fee paid by the Company to Captec Advisors, an affiliate. During the nine months ended September 30, 2000, the acquisition levels of the affiliated ventures fully supported the management fee paid by the Company. The management fee paid and reductions received are subject to variations, principally changes in the Company’s property portfolio balance caused by property acquisitions and dispositions, and the amount of new properties identified and acquired by the affiliated ventures. General and administrative expenses increased 10.0% to $1.2 million for the nine months ended September 30, 2001 as compared to $1.1 million for the nine months ended September 30, 2000 as a result of increases in payroll related costs and property taxes paid on vacant properties. Non-recurring items increased 3.3% to $1.2 for the nine months ended September 30, 2001 as compared to $1.1 million for the nine months ended September 30, 2000. The costs incurred during the nine months ended September 30, 2001 represent costs related to the proposed merger of the Company. The $1.1 million expensed during the nine months ended September 30, 2000 relates to the termination of a previous merger agreement that was announced on May 1, 2000.

The Company sold 8 properties during the nine months ended September 30, 2001, collecting total net proceeds of $8.8 million and reflecting a net gain of approximately $580,000 on the sale of these properties.

During the nine months ended September 30, 2001, the Company recorded approximately $623,000 as its portion of FC Venture’s equity earnings. The increase is primarily due to the growth of FC Venture’s property portfolio.

During the nine months ended September 30, 2000 an IRS audit of periods prior to the Company’s initial public offering was completed resulting in no additional tax payment. As a result of the completed audit the Company recorded other non-recurring income of approximately $706,000 representing a reversal of a previously provided allowance for estimated taxes .

As a result of the foregoing, the Company’s net income decreased 39.8% to $8.0 million for the nine months ended September 30, 2001 as compared to $13.3 million for the nine months ended September 30, 2000.

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

At September 30, 2001, the Company had cash and cash equivalents of $3.8 million. For the nine months ended September 30, 2001, the Company generated cash from operations of $10.5 million as compared to $8.3 million for the nine months ended September 30, 2000. Cash generated from operations provides funds for dividends. Any excess cash from operations may also be used for investment in properties. For the nine months ended September 30, 2001 the Company utilized $1.6 million in investing activities as compared to generating $16.1 million from investing activities during the nine months ended September 30, 2000. The Company used $5.8 million for financing activities during the nine months ended September 30, 2001 as compared to using $23.4 million during the nine months ended September 30, 2000.

CREDIT FACILITY. In February 2001, the Company amended and extended the maturity of its credit facility with First Union National Bank. The effect of the amendment was to extend the maturity to August 31, 2001. The amendment also resulted in an increased interest rate spread over LIBOR to a range of 2.25% to 2.50%, dependent upon the ratio of debt to asset value, and reduced the facility borrowing capacity to $105.0 million. Prior to August 31, 2001, the Company extended the maturity of the credit facility an additional three months to November 30, 2001, pursuant to the agreement. The extension of the credit facility has been designed to be short-term in nature to enable the Company to continue to operate with a flexible capital structure. With the extension of the credit facility termination date, the borrowing spread over LIBOR increased to a range of 2.75% to 3.00%, dependent upon the ratio of debt to asset value. Upon expiration of the credit facility, the Company intends to refinance its indebtedness under the credit facility through a new facility or loan with an institutional lender and/or through the issuance of debt securities. The terms of the Company’s obligations with respect to any indebtedness incurred in refinancing the credit facility will be based on market conditions applicable to such form of indebtedness at the time, which may cause the terms of any such indebtedness to vary materially from the terms of the credit facility. No assurances can be made that the Company will be able to refinance such debt. At September 30, 2001, the Company had $101.6 million outstanding under the credit facility. Notwithstanding the above, pursuant to the merger agreement with CNL, the Company’s entire outstanding principal balance under the credit facility will be repaid by CNL upon completion of the merger which remains subject to stockholder approval and other conditions set forth in the merger agreement.

PROPERTY SALES. The Company periodically has explored the marketability of certain properties in its portfolio that would contribute to greater diversification levels in tenants, geography, property type and property size thereby increasing the strength of its current portfolio. At September 30, 2001, no properties in the Company’s portfolio are being actively marketed.

DIVIDENDS. During the nine months ended September 30, 2001 the Company paid dividends of $10,839,243. In October 2001, the Company declared a third quarter dividend on its common stock in the amount of $0.38 per share or $3,613,081. The dividend was payable to stockholders of record on October 11, 2001 and was paid on October 18, 2001. The Company expects to pay future dividends from cash available for distribution. The Company believes that cash from operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT.

Recently Issued Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standard ( SFAS ) No. 141 - Business Combinations which addresses financial accounting and reporting for business combinations. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of this SFAS apply to all business combinations initiated after June 30, 2001. The Company does not expect this pronouncement to have a material impact on the Company s financial position or cash flows.

In June 2001, the FASB issued SFAS No. 142 — Goodwill and Other Intangibles which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The new standard becomes effective for the Company for the year ending December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company s financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard generally are to be applied prospectively. The Company is currently evaluating the impact this standard will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents a risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk arises from interest rate risk inherent in its financial instruments. The Company is not subject to foreign currency exchange rate risk or commodity price risk.

The Company monitors and manages interest rate exposure as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. At September 30, 2001, approximately 98% of the Company’s debt bore interest at variable rates of LIBOR plus 2.75% to 3.00%.

The following table presents certain information on the Company’s assets and liabilities which are sensitive to interest rate changes at September 30, 2001:

	Maturity
	0 to 6
	Months	Total

Assets:
Cash and cash equivalents	$3,794,425	$3,794,425

Liabilities:
Notes payable	$101,615,401	$101,615,401

Reprice difference	$(97,820,976)
Cumulative gap	$(97,820,976)

A 1.0% increase in the variable interest rate for the nine months ended September 30, 2001 would have resulted in additional interest expense of approximately $506,000.

The Company uses derivative financial instruments in the normal course of business to manage its exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At September 30, 2001, the Company had an interest rate cap contract outstanding with a total notional amount of $68.3 million. The notional amount serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate cap agreement the counterparty agrees to make payments to the Company if LIBOR exceeds 5.0%.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

a.	Sagel v. Captec Net Lease Realty, Inc., C.A. 19030 NC (Court of Chancery of the State of Delaware in and for New Castle County)

     On July 31, 2001 a complaint was filed by Audrey Sagel, a purported stockholder of the Company, individually and on behalf of an alleged class consisting of the public stockholders of the Company, other than the defendants and any person related to or affiliated with the defendants, against the Company and each of the Company’s directors individually in the Court of Chancery of the State of Delaware in and for New Castle County (the “Delaware Chancery Court”). The allegations of the complaint arise from a July 1, 2001 Agreement and Plan of Merger (the “Merger Agreement”) between the Company and Commercial Net Lease Realty, Inc. (“CNLR”), which provides for the merger of the Company with and into CNLR with CNLR as the surviving corporation (the “Merger”). The complaint alleges, among other things, that the Merger consideration afforded the Company’s stockholders is inadequate and that the defendants breached fiduciary duties owed to plaintiffs and the alleged class by entering into the Merger. The complaint alleges that as part of the Merger, Patrick L. Beach, the Company’s Chairman, President and Chief Executive Officer, will enter into an asset purchase agreement, pursuant to which Mr. Beach will acquire certain non-real estate assets of the Company (the “Excluded Assets”) at substantially less than their actual value for the purpose of personal gain. The complaint also alleges that the purchase of the Excluded Assets by Mr. Beach (the “Asset Purchase”), will lower the overall value of the Company, thereby preventing the plaintiff and the alleged class from obtaining fair and full merger consideration for their shares of the Company’s common stock. The complaint also alleges that by agreeing to pay a breakup fee up to $5 million, minus $1 million in expenses to CNLR in the event that the Merger is terminated, the Company’s board of directors has precluded consideration of a potentially more favorable acquisition proposal from a third party. The complaint further alleges that the alleged class will be irreparably damaged if the Merger is consummated.

     The complaint seeks a declaration that the suit is properly maintainable as a class action; a preliminary and permanent injunction against the Merger Agreement and the Asset Purchase and the consummation of the Merger; rescission of the Merger and/or the Asset Purchase if consummated; and compensatory damages in the amount determined at trial and attorneys’ fees and expenses incurred by the alleged class; and such other relief as the court deems just and proper. The Company believes the claims made by Ms. Sagel are without merit and intends to defend vigorously against them.

b.	Larriva v. Beach, et al., C.A. 19026 NC (Court of Chancery of the State of Delaware in and for New Castle County)

     On July 27, 2001 a complaint was filed by Alfonso Larriva, a stockholder of the Company, individually and on behalf of an alleged class consisting of the public stockholders of the Company, other than the defendants and any person related to or affiliated with the defendants, against the Company and each of the Company’s directors individually in the Delaware Chancery Court. The complaint alleges, among other things, that the Merger is unfair to the Company’s stockholders and that the defendants breached fiduciary duties owed to plaintiffs and the alleged class by entering into the Merger. The complaint alleges that as part of the Merger, Mr. Beach will acquire the Excluded Assets at far less than their actual value due to alleged also alleges that the alleged class will be irreparably damaged if the Merger is consummated. The complaint further alleges that the merger consideration to be paid to the Company’s stockholders is unfair since it did not result from an appropriate consideration of the value of the Company.

     The complaint seeks a declaration that the suit is properly maintainable as a class action, that the Merger Agreement was entered into in breach of fiduciary duties by the defendants and is unlawful and unenforceable; a preliminary and permanent injunction against the Merger Agreement and Asset Purchase and the consummation of the Merger, and compensatory damages and reasonable attorneys fees and expenses incurred by the alleged class; and such other relief as the court deems just and proper.

     On or about July 10, 2001, Mr. Larriva filed a class action complaint arising out of the Merger against the same defendants in the United States District Court for the Eastern District of Michigan. On or about August 3, 2001, Mr. Larriva voluntarily dismissed this action without prejudice. The Company believes the claims made by Mr. Larriva are without merit and intends to defend vigorously against them.

c.	Bailey, et al. v. Beach, et al., C.A. 19008 NC (Court of Chancery of the State of Delaware in and for New Castle County)

     A complaint was filed by John Bailey and William Steiner, both of whom are allegedly stockholders of the Company, individually and on behalf of an alleged class consisting of the Company’s public stockholders, other than the defendants and any person related to or affiliated with the defendants, against the Company and each of the Company’s directors individually in the Delaware Chancery Court. Neither the Company nor the individual defendants named in the complaint had been served with a summons for this action as of July 24, 2001. The complaint alleges, among other things, that the Merger is unfair to the Company’s stockholders and that the defendants breached fiduciary duties owed to plaintiffs and the alleged class by entering into the Merger. The complaint alleges that as part of the Merger, Mr. Beach will purchase the Excluded Assets at far less than their actual value. The complaint also alleges that the merger consideration to be paid to the Company’s stockholders is unfair and inadequate because the exchange rate of the Company’s common stock shares for CNLR common and preferred stock shares places no limit on the movement of CNLR stock, thus subjecting the Company’s stockholders to potentially declining per share values. The complaint further alleges that the alleged class will be irreparably damaged if the Merger is consummated.

     The complaint seeks a declaration that the suit is properly maintainable as a class action and that the defendants breached their fiduciary duties to plaintiffs and other members of the alleged class. The complaint further seeks a preliminary and permanent injunction against the defendants and their counsel, agents, employees and all persons acting under, in concert with, or for them, from proceeding with or implementing the Merger. In the event that the Merger is consummated, the complaint seeks an order rescinding the Merger or, alternatively, awarding rescissory damages. The complaint also seeks an accounting by the defendants to the alleged class for all the damages the plaintiffs and the alleged class have suffered as a result of defendants actions, with interest; awarding plaintiffs and the alleged class the costs and disbursements of the action as well as reasonable allowances for plaintiffs’ counsel and experts’ fees and such other relief as the court deems just and proper. The Company believes the request for class certification and the claims are without merit and intends to defend vigorously against the action.

d.	In re Captec Net Lease Realty, Inc. Shareholders Litigation, Consolidated C.A. No. 19008-NC

     By order of the Delaware Chancery Court dated October 11, 2001, the three complaints described above were consolidated under the caption In re Captec Net Lease Realty, Inc. Shareholders Litigation. On October 19, 2001, plaintiffs in the consolidated Delaware litigation filed an Amended Consolidated Class Action Complaint seeking injunctive relief, declaratory relief and damages. The Amended Consolidated Class Action Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by agreeing to the termination fee provision contained in the merger agreement with CNLR, by agreeing to the purchase of the Excluded Assets by Mr. Beach from the Company, and by omitting allegedly material facts from the Company’s proxy statement for its special meeting of stockholders regarding the Merger and purchase of the Excluded Assets.

     The defendants in the Delaware litigation deny any liability with respect to the claims alleged in the Amended Complaint and believe that those claims are without merit. However, to minimize the expense, inconvenience and distraction of litigation and to avoid the delays in judicial resolution of the Delaware litigation that could affect the Company’s ability to complete the proposed merger if stockholder approval and other closing conditions are satisfied, defendants authorized the execution of a memorandum of understanding with counsel for the plaintiffs on November 1, 2001. In the memorandum of understanding, and as the basis for settling the Delaware litigation, the Company and the other defendants agreed that the Company would mail to its stockholders certain supplemental disclosures regarding the purchase of the Excluded Assets.

     The memorandum of understanding generally provides that the final settlement will include a dismissal of the Delaware litigation with prejudice. The final settlement also will include a release of the Company, the Company’s directors, CNLR and other persons from any and all claims, causes of action, liabilities, damages, judgments and suits that have been or could have been asserted in the Delaware litigation, or in any court, tribunal or proceeding, by or on behalf of the plaintiff class (described below) or any of its members against any of the released persons, including any claims arising under federal or state law relating to breach of any duty, in connection with the Merger, the purchase of the Excluded Assets by Mr. Beach and related matters.

     The final settlement of the Delaware litigation is subject to a number of conditions, including execution of a definitive settlement agreement containing the terms and conditions set forth in the memorandum of understanding, and approval of the settlement by the Delaware Chancery Court. The settlement agreement will provide for certification of a class of stockholder plaintiffs for settlement purposes, which will consist of all record and beneficial stockholders of the Company who held the Company’s common stock at any time during the period from July 2, 2001 to the date of the closing of the Merger, and their successors and assigns, other than the Company’s directors and their immediate families.

     As part of the proposed settlement, the Company and the other defendants have agreed that they will not oppose an application to the Delaware Chancery Court by counsel to the plaintiffs in the Delaware litigation for an award of attorneys’ fees and expenses in an aggregate amount not to exceed $350,000, and that the Company will pay such amount within such limit as may be awarded by the Delaware Chancery Court.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the three months ended September 30, 2001:

Current Report on Form 8-K dated July 1, 2001 as filed with the United States Securities and Exchange Commission on July 6, 2001 included information regarding the merger agreement the Company entered into with Commercial Net Lease Realty, Inc.

Current Report on Form 8-K dated July 9, 2001 as filed with the Securities and Exchange Commission on July 17, 2001 included information regarding a lawsuit filed against the Company.

Current Report on Form 8-K dated July 19, 2001 as filed with the Securities and Exchange Commission on July 25, 2001 included information regarding a lawsuit filed against the Company.

Current Report on Form 8-K dated July 27, 2001 as filed with the Securities and Exchange Commission on August 8, 2001 included information regarding a lawsuit filed against the Company.

Current Report on Form 8-K dated July 31, 2001 as filed with the Securities and Exchange Commission on September 7, 2001 included information regarding a lawsuit filed against the Company.

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

CAPTEC NET LEASE REALTY, INC.

November 14, 2001	By:	/s/ Patrick L. Beach

Patrick L. Beach
Chief Executive Officer and President

November 14, 2001	By:	/s/ W. Ross Martin

W. Ross Martin
Chief Financial Officer and
Executive Vice President